Form 10-Q
period 1999-06-30
GOTO COM INC
filed 1999-08-16
CIK 1060439

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                        COMMISSION FILE NUMBER 000-26365

                            ------------------------

                                 GOTO.COM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      95-4652060
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

                             140 WEST UNION STREET
                           PASADENA, CALIFORNIA 91103
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                           TELEPHONE: (626) 685-5600
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ ]  No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    45,565,521 shares of Common Stock, $.0001 par value, as of June 30, 1999

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 GOTO.COM, INC.

                               TABLE OF CONTENTS

                                                                         PAGE NO.
                                                                         --------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements:
           Condensed Balance Sheets as of June 30, 1999 and December
             31, 1998..................................................      2
           Condensed Statements of Operations for the three and six
             months ended June 30, 1999 and 1998.......................      3
           Condensed Statements of Cash Flows for the six months ended
             June 30, 1999 and 1998....................................      4
           Notes to Condensed Financial Statements.....................      5

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................      7

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings...........................................     20
Item 2.    Changes in Securities and Use of Proceeds...................     20
Item 4.    Submission of Matters to a Vote of Security Holders.........     21
Item 6.    Exhibits and Reports on Form 8-K............................     22

Signatures.............................................................     23

Index to Exhibits......................................................     24


                          PART I FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                 GOTO.COM, INC.

                            CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)

                                     ASSETS

                                                                JUNE 30,      DECEMBER 31,
                                                                  1999            1998
                                                              ------------    ------------
                                                              (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents.................................    $129,309        $ 16,357
  Accounts receivable, net..................................       1,286             356
  Other receivables.........................................          78              90
  Prepaid expenses and other................................         139              60
  Prepaid marketing expenses................................       1,704           1,741
                                                                --------        --------
Total current assets........................................     132,516          18,604

Property and equipment, net.................................       5,584           1,336

Other assets................................................          21              29
                                                                --------        --------
Total assets................................................    $138,121        $ 19,969
                                                                ========        ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................    $  8,457        $  2,816
  Accrued expenses..........................................       1,288             282
  Deferred revenue..........................................         797             181
  Current portion of debt...................................         122              --
  Current portion of capital lease obligations..............         507             110
                                                                --------        --------
Total current liabilities...................................      11,171           3,389

Long-term debt..............................................          68              --
Long-term capital lease obligations.........................         799             183
Commitments and contingencies

STOCKHOLDERS' EQUITY:
  Convertible Preferred Stock; $.0001 par value, 10,000
     shares authorized:
     Series A Preferred Stock;
       Shares issued and outstanding--none and 471 for June
        30, 1999 and December 31, 1998, respectively........          --             212
     Series B and C Preferred Stock;
       Shares issued and outstanding--none and 19,022 for
        June 30, 1999 and December 31, 1998, respectively...          --          28,433
     Common Stock, $.0001 par value, 200,000 shares
      authorized:
       Shares issued and outstanding--45,566 and 10,444 for
        June 30, 1999 and December 31, 1998, respectively...           5               1
     Additional paid-in capital on Common Stock.............     158,582           3,212
     Deferred compensation..................................      (3,961)         (1,318)
     Accumulated deficit....................................     (28,543)        (14,143)
                                                                --------        --------
Total stockholders' equity..................................     126,083          16,397
                                                                ========        ========
Total liabilities and stockholders' equity..................    $138,121        $ 19,969
                                                                ========        ========

    The accompanying notes are an integral part of these condensed financial statements.

                                 GOTO.COM, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS; UNAUDITED)

                                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                                           JUNE 30,               JUNE 30,
                                                        1999       1998       1999        1998
                                                      --------   --------   ---------   ---------
Revenue............................................   $ 3,632    $    19    $   5,083   $      57

Cost of revenue....................................     1,345        101        2,302         111
                                                      -------    -------    ---------   ---------
Gross profit (loss)................................     2,287        (82)       2,781         (54)
Operating expenses:
  Marketing, sales and service.....................     5,743      1,119       10,357       1,293
  General and administrative.......................     2,424        236        3,979         415
  Product development..............................       979        150        1,499         318
  Amortization of deferred compensation............     1,103        154        2,400         386
                                                      -------    -------    ---------   ---------
                                                       10,249      1,659       18,235       2,412
                                                      -------    -------    ---------   ---------
Loss from operations...............................    (7,962)    (1,741)     (15,454)     (2,466)
Other income:
  Interest income, net.............................       396         48          528          49
  Other income.....................................       526         --          526          --
                                                      -------    -------    ---------   ---------

Loss before provision for income taxes.............    (7,040)    (1,693)     (14,400)     (2,417)
Provision for income taxes.........................        --         --           --          --
                                                      -------    -------    ---------   ---------
Net loss...........................................   $(7,040)   $(1,693)   $ (14,400)  $  (2,417)
                                                      =======    =======    =========   =========

Pro forma basic and diluted net loss per share.....   $ (0.20)   $ (0.11)   $   (0.43)  $   (0.19)

Historical basic and diluted net loss per share....   $ (0.46)   $ (0.16)   $   (1.10)  $   (0.24)

Weighted average shares used to compute pro forma
  basic and diluted net loss per share.............    35,823     15,718       33,147      12,878

Weighted average shares used to compute historical
  basic and diluted net loss per share.............    15,264     10,352       13,121      10,185

    The accompanying notes are an integral part of these condensed financial statements.

                                 GOTO.COM, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS; UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                    JUNE 30
                                                                1999       1998
                                                              --------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(14,400)   $(2,417)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Amortization of deferred stock option compensation.....     2,400        386
     Other common stock and warrants expense................       180        209
     Depreciation and amortization..........................       551         59
     Changes in operating assets and liabilities:
     Accounts receivable....................................      (930)        22
     Other receivables......................................        12         --
     Prepaid expenses and other.............................       (81)       (12)
     Prepaid marketing expenses.............................        37         --
     Accounts payable and accrued expenses..................     6,647      1,176
     Deferred revenues......................................       616         --
                                                              --------    -------
  Net cash used in operating activities.....................    (4,968)      (577)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for property and equipment...........    (4,551)      (723)
                                                              --------    -------
  Net cash used in investing activities.....................    (4,551)      (723)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of Common Stock................    96,536          2
  Proceeds from the issuance of Preferred Stock.............    24,969      4,070
  Proceeds from lease line..................................     1,203         --
  Repayments under lease line...............................      (190)        --
  Repayment of debt.........................................       (47)        --
  Proceeds from stockholder funding.........................        --      2,500
                                                              --------    -------
  Net cash provided by financing activities.................   122,471      6,572
                                                              --------    -------
  Net increase in cash and cash equivalents.................   112,952      5,272
  Cash and cash equivalents at beginning of period..........    16,357         87
                                                              --------    -------
  Cash and cash equivalents at end of period................  $129,309    $ 5,359
                                                              ========    =======

    The accompanying notes are an integral part of these condensed financial statements.

                                 GOTO.COM, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

 1. THE COMPANY, BASIS OF PRESENTATION

     GoTo.com, Inc. (the Company or GoTo.com) was incorporated on September 15, 1997, in the state of Delaware and officially launched its Web site on June 1, 1998. GoTo.com has created and operates an online marketplace that facilitates introductions between consumers who search the Internet for information, products or services using keyword terms and advertisers who have bid in an ongoing auction for priority placement in the search results for those keywords. Advertisers competitively bid on keyword search terms that are most relevant to their business offerings. Advertisers are rank-ordered in search results based on bid amounts, which are expressed as the amount the advertiser pays GoTo.com for each consumer click-through to the advertiser's Web site. The advertiser with the highest bid is listed first in the search results, with the remaining advertisers appearing in descending bid amount order. Priority placement increases the likelihood that a consumer will click through to the advertiser's Web site. Consumers access GoTo.com at our branded stand-alone Web site and through Web sites that participate in the search syndication network. The Company operates in one reportable business segment.

     The accompanying unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

     These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's prospectus dated June 18, 1999.

 2. INITIAL PUBLIC OFFERING, CONVERSION OF PREFERRED STOCK

     In June 1999, the Company completed its initial public offering and issued 6,900,000 shares of its common stock at a price of $15.00 per share. The Company received approximately $94.8 million in cash, net of underwriting discounts, commissions and other offering costs. Simultaneously with the closing of the initial public offering, each outstanding share of Series A, B, C and D Preferred Stock was automatically converted into one share of common stock.

 3. EARNINGS (LOSS) PER SHARE COMPUTATION

     Historical basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding excluding the unvested portion of stock issued in connection with the exercise of such options subject to repurchase. The effect of outstanding stock options, convertible preferred stock and unvested stock are excluded from the calculation of historical diluted net loss per share for the periods presented as their inclusion would be antidilutive.

     Pro forma basic and diluted net loss per share is computed using the historical weighted average number of shares of common stock outstanding plus the weighted average number of shares resulting from the assumed conversion of all outstanding convertible preferred stock as though such conversion occurred at the beginning of the period or original date of issuance, if later. The effect of outstanding stock options and unvested stock are excluded from the calculation of pro forma diluted net loss per share for the periods presented as their inclusion would be antidilutive.

     Options to purchase 2,426,309 and 4,138,551 shares of common stock were outstanding as of June 30, 1999 and 1998, respectively. In addition, as of June 30, 1999, there were 2,735,746 shares of unvested common stock outstanding that were issued in connection with the exercise of options and are subject to repurchase.

     The following table sets forth the computation of historical basic and diluted net loss per share and pro forma basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                                          JUNE 30,               JUNE 30
                                                      1999       1998        1999       1998
                                                     -------    -------    --------    -------
Numerator:
  Net loss.........................................  $(7,040)   $(1,693)   $(14,400)   $(2,417)
                                                     =======    =======    ========    =======
Denominator:
  Denominator for historical basic and diluted
     calculation -- Weighted average shares........   15,264     10,352      13,121     10,185
Weighted average effect of pro forma securities:
  Series A Preferred Stock.........................      435        471         453        246
  Series B Preferred Stock.........................    7,665      4,895       7,988      2,447
  Series C Preferred Stock.........................    9,879         --      10,295         --
  Series D Preferred Stock.........................    2,580         --       1,290         --
                                                     -------    -------    --------    -------
  Denominator for pro forma basic and diluted
     calculation...................................   35,823     15,718      33,147     12,878
                                                     =======    =======    ========    =======
Pro forma basic and diluted net loss per share.....  $ (0.20)   $ (0.11)   $  (0.43)   $ (0.19)
Historical basic and diluted net loss per share....  $ (0.46)   $ (0.16)   $  (1.10)   $ (0.24)

 4. LITIGATION

     On February 18, 1999, GoTo.com sued The Walt Disney Company and certain of its affiliates, including Infoseek Corporation, in the United States District Court for the Central District of California, alleging violation of federal trademark law and unfair competition. The lawsuit is based upon these companies' use of a "GO" design mark to provide Internet services, including a search engine in connection with their "Go Network." GoTo.com is seeking to prevent these companies from using the "GO" design mark as well as other remedies.

     The defendants have asserted counterclaims against GoTo.com. GoTo.com believes that the proposed counterclaims are without merit and will defend against them vigorously.

 5. SUBSEQUENT EVENT

     GoTo.com and Netscape Communications, a subsidiary of America Online, Inc. entered into a one-year agreement beginning July 1, 1999 under which GoTo.com will become a leading search provider for Netscape's Net Search program.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS DOCUMENT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. WE USE WORDS SUCH AS "ANTICIPATES," "BELIEVES," "PLANS," "EXPECTS," "FUTURE" AND "INTENDS" AND SIMILAR EXPRESSIONS TO IDENTIFY FORWARD-LOOKING STATEMENTS. YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH APPLY ONLY AS OF THE DATE OF THIS DOCUMENT. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE IN OUR FORWARD-LOOKING STATEMENTS FOR MANY REASONS, INCLUDING WITHOUT LIMITATION THE RISKS DESCRIBED IN "RISKS THAT COULD AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS," BELOW AND ELSEWHERE IN THIS DOCUMENT AND THOSE RISKS DESCRIBED IN "RISK FACTORS" IN OUR REGISTRATION STATEMENT NO. 333-76415, AS AMENDED, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

     GoTo.com has created and operates an online marketplace that introduces consumers who search the Internet using keyword terms to advertisers who have bid in an ongoing auction for priority placement in the search results for those keywords. Each advertiser pays GoTo.com the amount of its bid whenever a consumer clicks on the advertiser's listings in the search results. Advertisers must pay for each click-through, so they bid only on keywords relevant to their offerings. Further, GoTo.com search result pages are not filled with multiple banner advertisements, which allows these pages to load quickly, and a search on the GoTo.com service leads directly to a list of 40 results per page. Consequently, we believe GoTo.com offers consumers quick, easy and relevant search results. In addition, the GoTo.com marketplace enables each advertiser to choose the bid amount and advertisement placement that is optimal for its business, which we believe provides advertisers with a cost-effective way to target consumers. Consumers access the GoTo.com search service at our Web site and through what we call the "search syndication network," a network of Web sites that have integrated the GoTo.com search service into their sites or that direct consumer traffic to our site.

     A growing number of consumers using the GoTo.com search service at Web sites across the Internet increases the incentive for advertisers to bid in the GoTo.com marketplace. In turn, a breadth of relevant advertiser links increases the value to consumers of using the GoTo.com search service. Consequently, we believe a large and active base of advertisers, consumers and network affiliates in our marketplace can stimulate growth in bidding, searches and paid click-through transactions. The number of paid introductions in our marketplace reached more than 31 million for the quarter ended June 30, 1999 at an average price of $0.11.

     GoTo.com was incorporated in September of 1997 and has a limited operating history. We launched a proof-of-concept version of our search service in the fiscal year ended December 31, 1997. Our pay-for-performance service was announced in February 1998, and following further proof-of-concept testing, was officially launched on June 1, 1998. Our service has achieved only limited market acceptance to date. GoTo.com has devoted significant resources to launching its search service, including developing an infrastructure and building a management team. GoTo.com's losses for the year ended December 31, 1998 and the six months ended June 30, 1999 were approximately $14.0 million and approximately $14.4 million, respectively.

     Our revenue consists of search listing advertisements and banner advertisements. For the quarter ended June 30, 1999, banner advertisement revenue constituted less than 10% of our revenue. Search listing advertisement revenue is determined by multiplying the number of click-throughs on paid search results by the amounts bid for applicable keywords. Search listing revenue is recognized when earned based on click-through activity to the extent that the advertiser has deposited sufficient funds with us or collection is probable. Banner advertisement revenue is recognized when earned under the terms of the contractual arrangement with the advertiser or advertising agency, provided that collection is probable.

     We believe that our search service will be more attractive to advertisers as more consumers use it for their search needs and more attractive to consumers as more advertisers bid for placement in our search results. A significant component of our expenses consists of costs incurred to attract consumers to our service. To date, we have primarily attracted consumers through online and offline marketing, including radio and outdoor advertising as well as advertising on the Internet. We expect to continue to rely upon these sources for a significant proportion of consumer searches conducted on our service. Our future success is dependent upon reducing our consumer acquisition costs and increasing the revenue we derive from this traffic.

RESULTS OF OPERATIONS

     REVENUE

     Revenue consists of search listing advertisements and banner advertisements. For the quarter ended June 30, 1999, banner advertisement revenue constituted less than 10 percent of our revenue. Revenue was approximately $3.6 million for the quarter ended June 30, 1999 compared to approximately $19,000 for the quarter ended June 30, 1998. Revenue was approximately $5.1 million for the six months ended June 30, 1999 compared to approximately $57,000 for the six months ended June 30, 1998. The increase was the result of continued growth of our marketplace and the corresponding participants, our advertisers and the number of consumers using our product. We expect that search listing advertisement revenue will represent an increasing percentage of total revenues in future periods.

     COST OF REVENUE

     Cost of revenue consists primarily of costs associated with maintaining our Web site and fees paid to outside service providers that provide and manage our unpaid listings and banner advertisements. Costs associated with maintaining our Web site include salaries of related personnel, depreciation of Web site equipment, co-location charges for our Web site equipment and software license fees. Cost of revenue was approximately $1.3 million for the quarter ended June 30, 1999 compared to approximately $101,000 for the quarter ended June 30, 1998. Cost of revenue was approximately $2.3 million for the six months ended June 30, 1999 compared to approximately $111,000 for the six months ended June 30, 1998. The increase was primarily due to the increased database and hardware capacity requirements and an increase in the number of personnel required to support our Web site. We anticipate cost of revenue to continue to increase as our traffic and number of advertisers increase.

     MARKETING, SALES AND SERVICE EXPENSES

     Marketing, sales and service expenses consist primarily of our advertising and promotional expenditures such as online links from other Web sites, banner advertisements on other sites and public relations, as well as payroll and related expenses for personnel engaged in marketing, customer service and sales functions. Marketing, sales and service expense were approximately $5.7 million for the quarter ended June 30, 1999 compared to approximately $1.1 million for the quarter ended June 30, 1998. Marketing, sales and service expenses were approximately $10.4 million for the six months ended June 30, 1999 compared to approximately $1.3 million for the six months ended June 30, 1998. The increase was primarily due to increased distribution of our search service and additional personnel for marketing, sales and service functions. We believe that continued investment in marketing, sales and service and in the increased distribution of our service is critical to attaining our strategic objective and as a result, expect these costs to continue increasing in the future.

     GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel; facilities; professional services, including consulting; travel and other general corporate expenses. General and administrative expenses were approximately $2.4 million for the quarter ended June 30, 1999 compared to approximately $236,000 for the quarter ended June 30, 1998. General and administrative expenses were approximately $4.0 million for the six months ended June 30, 1999 compared to approximately $415,000 for the six months ended June 30, 1998. The increase was the result of increased headcount and related expenses associated with the hiring of additional personnel and increased professional services. We expect general and administrative expenses to continue to increase as we expand our staff and incur additional costs related to the growth of our business.

     PRODUCT DEVELOPMENT EXPENSES

     Product development expenses consist primarily of payroll and related expenses for personnel responsible for development of features and functionality for our service as well as license fees for software used in product development and depreciation for related equipment. Product development expenses were approximately $1.0 million for the quarter ended June 30, 1999 compared to approximately $150,000 for the quarter ended June 30, 1998. Product and development expenses were approximately $1.5 million for the six months ended June 30, 1999 compared to approximately $318,000 for the six months ended June 30, 1998. The increase was a result of increased staffing and associated costs relating to enhancing features and functionality to our Web site and search service. We believe our continued investment in product development is critical to attaining our strategic objectives and as a result, expect product development expenses to continue increasing in the future.

     AMORTIZATION OF DEFERRED COMPENSATION

     Certain stock options granted during the quarter ended June 30, 1999, the quarter ended March 31, 1999 and the year ended December 31, 1998 have been considered to be compensatory for financial accounting purposes. Total compensation of these stock options amounted to approximately $7.6 million. This amount represents the difference between the exercise price of the stock options and the deemed fair value of our common stock at the time of the grants or issuances. Compensation associated with these stock options is amortized and expensed over the applicable vesting periods using a graded methodology. Approximately $1.1 million and $154,000 was amortized and charged to operations for the quarters ended June 30, 1999 and 1998, respectively. Approximately $2.4 million and $386,000 was amortized and charged to operations for the six months ended June 30, 1999 and 1998, respectively.

     INTEREST INCOME, NET

     Interest income, net consists primarily of earnings on our cash and cash equivalents, net of interest expense attributable to equipment leased, debt and any taxes. Interest income, net was approximately $396,000 for the quarter ended June 30, 1999 compared to approximately $48,000 for the quarter ended June 30, 1998. Interest income, net was approximately $528,000 for the six months ended June 30, 1999 compared to approximately $49,000 for the six months ended June 30, 1998. The increase was primarily due to increased earnings on cash and cash equivalents, which increased as a result of our initial public offering.

     OTHER INCOME

     Other income of approximately $526,000 for the three and six months ended June 30, 1999 was due to amounts received from a company in settlement of the early termination of a distribution agreement.

     LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities totaled approximately $5.0 million and $577,000 for the six months ended June 30, 1999 and 1998, respectively. The increase was due primarily to net losses for the period partially offset by the increase in the accounts payable and accrued expenses balances and the increase in amortization of deferred stock option compensation. Net cash used in investing activities totaled approximately $4.6 million and $723,000 for the six months ended June 30, 1999 and 1998, respectively. The increase resulted from capital expenditures for properties and equipment. Net cash provided by financing activities totaled approximately $122.5 million and $6.6 million for the six months ended June 30, 1999 and 1998, respectively. The increase was due primarily to the issuance of common stock through our initial public offering and the issuance of preferred stock during the second quarter of 1999.

     On April 14, 1999, we issued 3,628,447 shares of preferred stock for $6.89 per share and received gross proceeds of approximately $25 million.

     On June 18, 1999, we issued 6.9 million shares of common stock through our initial public offering for $15 per share and received approximately $94.8 million in cash, net of underwriting discounts, commissions and other offering costs.

     Our principal sources of liquidity consisted of cash and cash equivalents of approximately $129.3 million as of June 30, 1999 and approximately $16.4 million as of December 31, 1998. Although we have no material long-term commitments for capital expenditures, we anticipate an increase in our capital expenditures consistent with anticipated growth of operations, infrastructure and personnel.

     We believe that the net proceeds from our initial public offering will be sufficient to meet our anticipated liquidity needs for working capital expenditures for at least the next 12 months. We may seek additional capital through the issuance of debt or equity depending upon the results of operations, market conditions or unforeseen opportunities. Our future liquidity and capital requirements will depend upon numerous factors. The pace of expansion of our operations will affect our capital requirements. We may also have increased capital requirements in order to respond to competitive pressures. In addition, we may need additional capital to fund acquisitions of complementary products, technologies or businesses. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described above. If we require additional capital resources, we may seek to sell additional equity or debt securities or obtain a bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all.

YEAR 2000 COMPLIANCE

     We cannot assure you that we will not experience unanticipated negative consequences from year 2000 problems, including material costs caused by undetected errors or defects in the technology used in our internal systems. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these code fields will need to accept four digit entries to distinguish the year 2000 and 21st century dates from other 20th century dates. As a result, computer systems and/or software products used by many companies may need to be upgraded to solve this problem.

     Our online services and their associated and supporting tools, Web sites and infrastructure were designed and developed to be year 2000 compliant. Our internal systems, including those used to deliver our services, utilize third-party hardware and software. We have begun the process of contacting the vendors of these infrastructure products in order to gauge their year 2000 compliance. Based on vendors' representations received thus far, we believe that the third-party hardware and software we use is year 2000 compliant, although we have not heard from all of these vendors.

     To date, we have spent less than an estimated $10,000 to address year 2000 issues. We presently estimate that the total remaining cost of addressing year 2000 issues will not be material. These estimates were derived utilizing a number of assumptions, including the assumption that we have already identified any significant year 2000 issues. However, these assumptions may not be accurate, and actual results could differ materially from those anticipated. In view of our year 2000 review and remediation efforts to date, the recent development of our services, the recent installation of our information technology equipment and systems, we do not consider contingency planning to be necessary at this time. We believe that the most likely worst case scenario is that the Internet fails and we are unable to offer our services.

     If we discover that certain of our services need modification, or certain of our third-party hardware and software is not year 2000 compliant, we will try to make modifications to our services and systems on a timely basis. We do not believe that the cost of these modifications will materially affect our operating results. However, we cannot assure you that we will be able to modify these products, services and systems in a timely, cost-effective and successful manner and the failure to do so could have a material adverse effect on our business and operating results.

     Year 2000 compliance issues also could cause a significant number of companies, including our current advertisers, to reevaluate their current system needs and, as a result, consider switching to other systems and means of advertising. This could result in a material adverse effect on our business, operating results and financial condition. Also, during the next six months there is likely to be an increased advertiser focus on addressing year 2000 compliance issues, creating the risk that advertisers may reallocate expenditures to fix year 2000 problems of existing systems. Although we have not experienced these effects to date, if advertisers defer Internet advertising and commerce and related services because of such a reallocation, it would adversely affect our business and operating results.

RISKS THAT COULD AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     GoTo.com's business, financial condition and results of operations could be impacted by a number of factors, including without limitation the following factors.

WE HAVE A LIMITED OPERATING HISTORY.

     GoTo.com was founded in September of 1997, officially launched its service on June 1, 1998 and has a limited operating history. An investor in our common stock must consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets. These risks include our:

     - complete dependence on online advertising and consumer search services with only limited market acceptance;

     - need to develop and upgrade our infrastructure, including internal controls, transaction processing systems, data storage and retrieval systems and Web site;

     - need to manage changing operations; and

     - dependence upon and need to hire key personnel.

     We cannot assure you that the GoTo.com service will retain its existing, or attract new, advertisers, consumers and Web sites that include the GoTo.com search service on their sites or that direct consumer traffic to the GoTo.com Web site, which we call "network affiliates." We also cannot assure you that GoTo.com will achieve significant additional revenues or improve operating margins in future periods. There can be no assurance that GoTo.com's service will achieve commercial success and, if it does not, the price of our common stock will decline.

WE HAVE A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES.

     We have not achieved profitability. We expect to incur net losses for the foreseeable future and may never become profitable. We incurred a net loss of approximately $14.0 million and $14.4 million for the year ended December 31, 1998 and the six months ended June 30, 1999, respectively, and as of June 30, 1999, we had an accumulated deficit of approximately $28.5 million.

     Our limited operating history makes it difficult to forecast our future operating results. Although our revenue has grown in recent quarters, we cannot be certain that this growth will continue. We expect to continue to increase our marketing, sales and service, product development and general and administrative expenses. As a result we will need to generate significant additional revenue and/or raise additional funds to achieve profitability. If we do achieve profitability, we cannot be certain that we will sustain or increase it.

OUR QUARTERLY FINANCIAL RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS.

     We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is likely that in some future quarter our operating results may be below the expectations of public market analysts and investors and, as a result of these or other factors, the price of our common stock may fall. Our operating results have varied widely in the past, and we expect that they will continue to vary significantly from quarter-to-quarter due to a number of factors, including:

     - demand for our online services by advertisers and consumers, including the number of searches performed by consumers and the rate at which they click-through to paid search listing advertisements;

     - prices paid by advertisers using the GoTo.com service, which are not determined by GoTo.com;

     - our costs of attracting consumers to the GoTo.com Web site, including costs of receiving exposure on third-party Web sites and advertising costs;

     - costs related to agreements with suppliers of consumer traffic to our service and professional services;

     - loss of these agreements;

     - the mix of paying vs. non-paying search results on the GoTo.com service;

     - our ability to significantly increase our distribution channels;

     - the amount and timing of operating costs and capital expenditures relating to expansion of our operations;

     - costs and delays in introducing new GoTo.com services and improvements to existing services;

     - changes in the growth rate of Internet usage and acceptance by consumers of electronic commerce;

     - technical difficulties, system failures or Internet downtime;

     - government regulations related to the Internet;

     - our ability to upgrade and develop our information technology systems and infrastructure;

     - costs related to acquisitions of technologies or businesses; and

     - general economic conditions, as well as those specific to the Internet and related industries.

     As a result of our limited operating history, it is difficult to accurately forecast our revenue, and we have limited meaningful historical financial data upon which to base planned operating expenses. We plan to significantly increase our operating expenses to expand our marketing and sales operations, broaden our customer support capabilities and fund greater levels of product development. We base our current and future expense levels on our operating plans and estimates of future revenue, and our expenses are relatively fixed. Revenue and operating results are difficult to forecast because they generally depend upon the volume of the searches conducted on our service, the amounts bid by advertisers for keyword search listings on the service and the number of advertisers that bid on the service, none of which are under our control. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. We also may be unable to increase our spending and expand our operations in a timely manner to adequately meet user demand to the extent it exceeds our expectations.

OUR SUCCESS DEPENDS UPON ACHIEVING A LARGE AND ACTIVE BASE OF ADVERTISERS AND CONSUMERS.

     Our ability to increase the volume of transactions on our service and the amounts bid by our advertisers is dependent upon achieving market acceptance from more advertisers and consumers using our service. Most potential advertisers have only limited experience advertising on the Internet and have not devoted a significant portion of their advertising expenditures to Internet advertising. Advertising through priority placement on our search service in particular has been introduced only recently, and we cannot predict the level of its acceptance as an advertising medium. Our service may not achieve significant acceptance by consumers. Among other things, because our service prioritizes search results based on advertising bids associated with keywords rather than on algorithmic or other traditional search and retrieval technologies, consumers may perceive our results to be less objective than those provided by traditional search methods. Failure to achieve and maintain a large and active base of advertisers and consumers would seriously harm our business.

WE DEPEND ON A LIMITED NUMBER OF SOURCES TO DIRECT CONSUMERS TO OUR SERVICE TO CONDUCT SEARCHES.

     The consumers who conduct searches on our service come from a limited number of sources. Our sources for consumers conducting searches are providers of Internet browsers such as Netscape Communicator and Microsoft Internet Explorer; aggregators of search offerings of various providers; our Web site; banner advertising; and the search syndication network. Although sources of consumer traffic to our service fluctuate, in any given month we typically depend upon one or a few of these sources for a significant majority of traffic and searches conducted on our service. We generally obtain traffic from these sources through short term agreements. There can be no assurance that we will be successful in renewing any of these agreements or entering into new distribution agreements on commercially acceptable terms.

OUR FUTURE SUCCESS IS DEPENDENT UPON FURTHER DEVELOPING AND ENHANCING THE SEARCH SYNDICATION NETWORK.

     We believe that our future success in penetrating our target markets depends in part on our ability to further develop and maintain relationships with network affiliates, who collectively form what we call the "search syndication network." These network affiliates provide their users with GoTo.com search capabilities on their sites or direct their traffic to our Web site. We believe these relationships are important in order to facilitate broad market acceptance of our service and enhance our sales. Our future ability to attract consumers to our service is dependent upon the growth of the search syndication network, which is new and unproven. Our agreements with network affiliates are generally terminable at will by either party at any time. If we are unable to successfully develop and maintain relationships with network affiliates in our search syndication network, our business will be damaged.

WE ARE DEPENDENT UPON OTHER COMPANIES WHO SUPPLY SERVICES TO US.

     We also depend on non-distribution related relationships. For example, following the paid advertising search results offered to consumers on our service, we offer search results provided by Inktomi Corporation. We rely on Inktomi as the sole source of these additional search results, which constitute a very high percentage of the search results displayed by GoTo.com. We also rely on 24/7 Media, Inc. to provide advertising sales for us as well as for some participants in the search syndication network. The loss of either of these key relationships, which are maintained under short term agreements, could damage our business. If we are unable to develop future key relationships or maintain and enhance our existing relationships, our business will be damaged.

OUR INDUSTRY IS HIGHLY COMPETITIVE, AND WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO COMPETE EFFECTIVELY.

     The market for Internet products, services and advertising is new, rapidly evolving and intensely competitive. GoTo.com currently or potentially competes with many other providers of Web directories, search and information services, as well as traditional media, for consumer attention and advertising expenditures. We expect competition to intensify in the future. Barriers to entry may not be significant, and current and new competitors may be able to launch new Web sites at a relatively low cost. Accordingly, we believe that our success will depend heavily upon achieving significant market acceptance before our competitors and potential competitors introduce competing services.

     GoTo.com competes with online services, other Web sites and advertising networks such as DoubleClick Inc., 24/7 Media, Inc. and NetGravity, Inc., as well as traditional offline media such as television, radio and print for a share of advertisers' total advertising budgets. We believe that the number of companies selling Web-based advertising and the available inventory of advertising space has recently increased substantially. Accordingly, GoTo.com may face increased pricing pressure for the sale of advertisements and direct marketing opportunities, which could adversely affect our business and operating results.

     GoTo.com also competes with providers of Web directories, search and information services, all of whom offer advertising, including, among others, America Online, Inc. (AOL.com, Netfind and Netscape Netcenter), Askjeeves, Inc., CNET, Inc. (Snap), Excite, Inc. (including WebCrawler and Magellan), Inktomi Corporation, LookSmart, Ltd., Lycos, Inc. (including HotBot), Microsoft Corporation (LinkExchange, Inc. and msn.com), The Walt Disney Company/Infoseek Corporation (including the Go Network) and Yahoo! Inc. In addition, we expect that other companies will offer directly competing services in the future.

     Many of these competitors, as well as potential entrants into our market, have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Many of these current and potential competitors can devote substantially greater resources to promotion and Web site and systems development than we can. In addition, as the use of the Internet and other online services increases, larger, well-established and well-financed entities may continue to acquire, invest in or form joint ventures with providers of Web directories, search and information services or advertising solutions, and existing providers of Web directories, search and information services or advertising solutions may continue to consolidate. In addition, providers of Internet browsers and other Internet products and services who are affiliated with providers of Web directories and information services in competition with the GoTo.com service may more tightly integrate these affiliated offerings into their browsers or other products or services. Any of these trends would increase the competition we face and could adversely affect our business and operating results.

WE ARE DEPENDENT UPON MAINTAINING AND EXPANDING OUR COMPUTER AND COMMUNICATIONS SYSTEMS.

     Our failure to achieve or maintain high capacity data transmission without system downtime and achieve improvements to our transaction processing systems and network infrastructure would adversely affect our business and results of operations. We believe that our current transaction-processing systems and network infrastructure are insufficient to support our future growth. Although we are enhancing and expanding our transaction-processing systems and network infrastructure, we have experienced periodic systems interruptions and infrastructure failures, which we believe will continue to occur.

WE ARE IN THE PROCESS OF IMPLEMENTING NEW FINANCIAL AND ACCOUNTING SYSTEMS WHICH MAY NOT WORK AS EXPECTED.

     If we fail to successfully implement and integrate new financial reporting and information systems, or we are not able to scale these systems with our growth, we may not have adequate, accurate or timely financial information. Failure to have adequate, accurate or timely financial information would harm our business and could lead to volatility in our stock price. We are in the process of implementing new financial and accounting reporting software. In connection with this implementation, we have encountered difficulties integrating the new software with certain of our other information systems. Additionally, we are in the process of upgrading certain sales databases used for finance, sales and account management. If we grow rapidly, we will face additional challenges in upgrading and maintaining these systems.

OUR ADVERTISING REVENUE IS CONCENTRATED AMONG A LIMITED NUMBER OF ADVERTISERS.

     If our major advertisers were to substantially cut back advertising or stop using our services, our business would be seriously harmed. A significant majority of our total revenue is derived from a small proportion of our advertisers. We believe that a substantial amount of revenue from advertising sales in any given future period may come from a relatively small number of advertisers. We do not have formal contractual relationships with many of our advertisers and when we do have contracts, most are terminable at any time by the advertiser. As a result, we cannot assure you that any of our advertisers will purchase advertising from us in the future.

CONTINUED ADOPTION OF THE INTERNET AS A METHOD OF CONDUCTING BUSINESS IS NECESSARY FOR OUR FUTURE GROWTH.

     The failure of the Internet to continue to develop as a commercial and business medium would adversely affect our business. The widespread acceptance and adoption of the Internet by traditional businesses for conducting business and exchanging information is likely only if the Internet provides these businesses with greater efficiencies and improvements.

FAILURE TO EXPAND INTERNET INFRASTRUCTURE COULD LIMIT OUR FUTURE GROWTH.

     The recent growth in Internet traffic has caused frequent periods of decreased performance, and if Internet usage continues to grow rapidly, the Internet's infrastructure may not be able to support these demands and its performance and reliability may decline. Consequently, the emergence and growth of the market for our services depends upon improvements being made to the entire Internet as well as to our individual advertisers' and consumers' networking infrastructures to alleviate overloading and congestion.

INCREASED SECURITY RISKS OF ONLINE COMMERCE MAY DETER FUTURE USE OF OUR
SERVICES.

     Concerns over the security of transactions conducted on the Internet and the privacy of consumers may also inhibit the growth of the Internet and other online services generally, and online commerce in particular. Our failure to prevent security breaches could significantly harm our business and results of operations. Anyone who is able to circumvent our security measures could misappropriate proprietary information, cause interruptions in our operations or damage our brand and reputation. We do not believe that our data repositories, financial systems and other technology resources are secure from security breaches or sabotage and we occasionally experience attempts at "hacking" or security breaches. We may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches. Any well-publicized compromise of security could deter people from using the Internet to conduct transactions that involve transmitting confidential information or downloading sensitive materials, which would adversely affect the business of our advertisers and, accordingly, our business.

WE FACE THE RISKS OF SYSTEM FAILURES.

     We currently do not have a disaster recovery plan in effect and do not have fully redundant systems for our services at an alternate site. A disaster such as fire, flood, earthquake, power loss, telecommunications failure, break-in, sabotage or a similar event could severely damage our business and results of operations because our services could be interrupted for an indeterminate length of time.

WE HAVE EXPERIENCED SIGNIFICANT GROWTH IN OUR BUSINESS IN RECENT PERIODS, AND ANY FAILURE TO MANAGE THIS GROWTH COULD DAMAGE OUR BUSINESS.

     Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We have increased, and plan to continue to increase, the scope of our operations. These expansion efforts could be expensive and put a strain on management, and, if we do not manage growth properly, it could adversely affect our business. We will need to expand our infrastructure, which will include hiring certain key employees and continuing to increase our headcount. Hiring key employees, in particular, has historically been difficult, and we cannot assure you that we will be able to successfully attract and retain a sufficient number of qualified personnel.

OUR EXECUTIVE OFFICERS AND CERTAIN KEY PERSONNEL ARE CRITICAL TO OUR BUSINESS, AND THESE OFFICERS AND KEY PERSONNEL MAY NOT REMAIN WITH US IN THE FUTURE.

     Our future success depends upon the continued service of our executive officers and other key technology, marketing, sales and support personnel. None of our officers or key employees is bound by an employment agreement for any specific term. If we lost the services of one or more of our key employees, or if one or more of our executive officers or employees decided to join a competitor or otherwise compete directly or indirectly with us, this could have a significant adverse effect on our business and could cause the price of our stock to decline.

WE ARE EXPOSED TO RISKS ASSOCIATED WITH CREDIT CARD FRAUD.

     We have suffered losses and may continue to suffer losses as a result of orders placed with fraudulent credit card data, even though the associated financial institution approved payment of the orders. Under current credit card practices, a merchant is liable for fraudulent credit card transactions when, as is the case with the transactions we process, that merchant does not obtain a cardholder's signature. A failure to adequately control fraudulent credit card transactions would adversely affect our business and could cause a decline in our stock price.

WE FACE RISKS OF CLAIMS FROM THIRD PARTIES FOR INTELLECTUAL PROPERTY INFRINGEMENT AND OTHER MATTERS THAT COULD ADVERSELY AFFECT OUR BUSINESS.

     Our services operate in part by making Internet services and content available to our users. This creates the potential for claims to be made against us, either directly or through contractual indemnification provisions with third parties. These claims might, for example, be made for defamation, negligence, copyright, trademark or patent infringement, personal injury, invasion of privacy or other legal theories. We receive correspondence alleging some of these types of claims from time to time. Any claims could result in costly litigation and be time consuming to defend, divert management's attention and resources, cause delays in releasing new or upgrading existing services or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. There can be no assurance that our services do not infringe the intellectual property rights of third parties. A successful claim of infringement against us and our failure or inability to license the infringed or similar technology could adversely affect our business.

WE ARE ENGAGED IN LITIGATION WITH THE WALT DISNEY COMPANY AND CERTAIN OF ITS AFFILIATES THAT COULD SERIOUSLY HARM OUR BUSINESS.

     We are engaged in litigation that will be expensive to pursue and will be distracting to our management and other employees. Any adverse developments resulting from this litigation could seriously harm our business. We believe that The Walt Disney Company and certain of its affiliates, including Infoseek Corporation, are infringing our GoTo.com logo. On February 18, 1999, we sued these companies and two affiliated companies in the United States District Court for the Central District of California alleging violation of federal trademark law and unfair competition. Our lawsuit is based on the use by these companies of a "GO" design mark to provide Internet services, including a search engine in connection with their "Go Network." We are seeking to prevent these companies from using this "GO" design mark as well as other remedies. The lawsuit is at a preliminary stage, and we cannot assure you that the outcome of this litigation will be favorable to us. For example, we may not prevail and be able to stop these companies from causing confusion among consumers and advertisers through continued use of the "GO" design mark. In addition, these companies could file counterclaims or separate lawsuits or other proceedings against us, possibly seeking to prevent us from using the GoTo.com logo or other relief. An unfavorable result could affect the value of or even prevent us from using the GoTo.com logo.

     The defendants have asserted counterclaims against GoTo.com. GoTo.com believes that the proposed counterclaims are without merit and will defend against them vigorously.

WE MAY NOT BE ABLE TO PROTECT OUR INTERNET DOMAIN NAME OR INTELLECTUAL PROPERTY RIGHTS UPON WHICH OUR BUSINESS RELIES.

     The Internet domain name we use, "GoTo.com," is an extremely important part of our business and we may not be able to protect it. We may be unable to acquire or maintain relevant domain names in all countries in which we conduct business. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. Third parties have acquired domain names that include "goto" or varieties thereof both in the United States and elsewhere.

     Our success and ability to compete also are substantially dependent upon our internally developed technology and data resources, which we protect through a combination of copyright, trade secret and trademark law. We have no patents issued to date on our technology. There can be no assurance that we will adequately be able to protect our technology and data resources.

WE MAY NEED ADDITIONAL CAPITAL WHICH COULD DILUTE THE OWNERSHIP INTEREST OF INVESTORS.

     We require substantial working capital to fund our business. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the rights of our common stock, and our stockholders may experience additional dilution. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations in the future. We currently anticipate that the net proceeds from our initial public offering, together with our available funds, will be sufficient to meet our anticipated needs for working capital and capital expenditure through at least the next 12 months. However, we may need to raise additional funds prior to the expiration of this period or at a later date.

POTENTIAL ACQUISITIONS COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE AND ADVERSELY AFFECT OUR OPERATING RESULTS.

     We may make investments in or acquire complementary products, technologies and businesses. These acquisitions and investments could disrupt our ongoing business, distract our management and employees and increase our expenses. If we acquire a company, we could face difficulties in assimilating that company's personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. Acquisitions of additional services or technologies also involve risks of incompatibility and the need for integration into our existing services and marketing, sales and support efforts. If we finance the acquisitions by issuing equity securities, this could dilute our existing stockholders. Any amortization of goodwill or other assets, or other charges resulting from the costs of these acquisitions, could adversely affect our operating results.

POTENTIAL YEAR 2000 PROBLEMS COULD ADVERSELY AFFECT OUR BUSINESS.

     We cannot assure you that we will not experience unanticipated negative consequences from year 2000 problems, including material costs caused by undetected errors or defects in the technology used in our internal systems. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these code fields will need to accept four digit entries to distinguish the year 2000 and 21st century dates from other 20th century dates. As a result, computer systems and/or software products used by many companies may need to be upgraded to solve this problem.

     Our online services and their associated and supporting tools, Web sites and infrastructure were designed and developed to be year 2000 compliant. Our internal systems, including those used to deliver our services, utilize third-party hardware and software. We have begun the process of contacting the vendors of these infrastructure products in order to gauge their year 2000 compliance. Based on vendors' representations received thus far, we believe that the third-party hardware and software we use is year 2000 compliant, although we have not heard from all of these vendors.

     To date, we have spent less than an estimated $10,000 to address year 2000 issues. We presently estimate that the total remaining cost of addressing year 2000 issues will not be material. These estimates were derived utilizing a number of assumptions, including the assumption that we have already identified any significant year 2000 issues. However, these assumptions may not be accurate, and actual results could differ materially from those anticipated. In view of our year 2000 review and remediation efforts to date, the recent development of our services, and the recent installation of our information technology equipment and systems, we do not consider contingency planning to be necessary at this time. We believe that the most likely worst case scenario is that the Internet fails and we are unable to offer our services.

     If we discover that certain of our services need modification, or certain of our third-party hardware and software is not year 2000 compliant, we will try to make modifications to our services and systems on a timely basis. We do not believe that the cost of these modifications will materially affect our operating results. However, we cannot assure you that we will be able to modify these products, services and systems in a timely, cost-effective and successful manner and the failure to do so could have a material adverse effect on our business and operating results.

     Year 2000 compliance issues also could cause a significant number of companies, including our current advertisers, to reevaluate their current system needs and, as a result, consider switching to other systems and means of advertising. This could result in a material adverse effect on our business, operating results and financial condition.

OUR MARKET MAY UNDERGO RAPID TECHNOLOGICAL CHANGE AND OUR FUTURE SUCCESS WILL DEPEND ON OUR ABILITY TO MEET THE CHANGING NEEDS OF OUR INDUSTRY.

     If new industry standards and practices emerge in the Internet and online advertising industry, our existing services, technology and systems may become obsolete. Our future success will depend on our ability to:

     - license and internally develop leading technologies useful in our business;

     - enhance our existing services;

     - develop new services and technologies that address the increasingly sophisticated and varied needs of prospective consumers; and

     - respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES MAY DAMAGE OUR BUSINESS.

     The laws and regulations applicable to the Internet and our services are evolving and unclear and could damage our business. There are currently few laws or regulations directly applicable to access to, or commerce on, the Internet. Due to the increasing popularity and use of the Internet, it is possible that laws and regulations may be adopted, covering issues such as user privacy, defamation, pricing, taxation, content regulation, quality of products and services, and intellectual property ownership and infringement. Such legislation could expose GoTo.com to substantial liability as well as dampen the growth in use of the Internet, decrease the acceptance of the Internet as a communications and commercial medium, or require GoTo.com to incur significant expenses in complying with any new regulations.

WE MAY INCUR LIABILITIES FOR THE ACTIVITIES OF USERS OF OUR SERVICE.

     The law relating to the liability of providers of online services for activities of their users is currently unsettled and could damage our business. We do not carry insurance that will indemnify us for liability for activities of our users. We cannot assure you that GoTo.com will successfully avoid civil or criminal liability for unlawful activities carried out by users of our service. The imposition upon GoTo.com of potential liability for unlawful activities of users of our service could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources or to discontinue certain service offerings. Any costs incurred as a result of such liability or asserted liability could damage our business.

WE HAVE BROAD DISCRETION TO OUR CAPITAL AND HOW WE INVEST THESE PROCEEDS MAY NOT YIELD A FAVORABLE RETURN.

     Our management can spend our capital in ways with which the stockholders may not agree.

WE CANNOT ASSURE YOU THAT OUR STOCK PRICE WILL NOT DECLINE.

     The trading market price of our common stock may decline. In addition, an active public market for GoTo.com's common stock may not develop or be sustained.

FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE.

     If our stockholders sell substantial amounts of common stock in the public market, including shares issued upon the exercise of outstanding options, the market price of our common stock could fall. The approximately 45.6 million shares of common stock outstanding as of June 30, 1999 will be available for sale in the public market as follows:

   APPROXIMATE NUMBER OF SHARES             DATE OF AVAILABILITY FOR SALE
----------------------------------        ----------------------------------
            7.2 million                             June 30, 1999
           34.7 million                           December 15, 1999
            3.7 million                       Between December 22, 1999
                                                   and May 5, 2000

The above table assumes the effectiveness of certain lock-up arrangements with GoTo.com's underwriters in its initial public offering, under which the stockholders have agreed not to sell or otherwise dispose of their shares of common stock. The table also includes approximately 2.7 million shares which, as of June 30, 1999, are subject to repurchase by GoTo.com and transfer restrictions as a result of vesting agreements.

     Most of the shares that will be available for sale as of or after December 15, 1999 will be subject to certain volume limitations because they are held by affiliates of GoTo.com. In addition, we cannot assure you that the underwriters will not remove these lock-up restrictions prior to December 15, 1999 without prior notice.

OUR CHARTER DOCUMENTS AND CHANGE OF CONTROL SEVERANCE AGREEMENTS WITH OUR MANAGEMENT WILL MAKE IT MORE DIFFICULT TO ACQUIRE US.

     Provisions of our Amended and Restated Certificate of Incorporation and Bylaws could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. For example, our board of directors is divided into three classes, with one class being elected each year by our stockholders, which generally makes it more difficult for stockholders to replace a majority of directors and obtain control of our board. In addition, stockholder meetings may be called only by our board of directors, the chairman of the board and the president, advanced notice is required prior to stockholder proposals, and stockholders may not act by written consent. Further, we have authorized preferred stock that is undesignated, making it possible for the board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of GoTo.com.

     Delaware law also could make it more difficult for a third party to acquire us. Specifically, Section 203 of the Delaware General Corporation Law may have an anti-takeover effect with respect to transactions not approved in advance by the board of directors, including discouraging attempts that might result in a premium over the market price for the shares of common stock held by our stockholders.

     In addition, we have entered into change of control severance agreements with members of our senior management providing for certain benefits, including acceleration of option vesting, to these members if they are terminated other than for cause following an acquisition of GoTo.com. These agreements could make us less attractive to a third party who may want to acquire us because they will make any replacement of management more expensive.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     On February 18, 1999, GoTo.com sued The Walt Disney Company and certain of its affiliates, including Infoseek Corporation, in the United States District Court for the Central District of California, alleging violation of federal trademark law and unfair competition. The lawsuit is based upon these companies' use of a "GO" design mark to provide Internet services, including a search engine in connection with their "Go Network." GoTo.com is seeking to prevent these companies from using the "GO" design mark as well as other remedies.

     The defendants have asserted counterclaims against GoTo.com. GoTo.com believes that the proposed counterclaims are without merit and will defend them vigorously.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On June 23, 1999, the Company completed the sale of 6,900,000 shares of its common stock, par value $0.0001 per share, at a per share price to the public of $15.00 in a firm commitment underwritten public offering. The offering was effected pursuant to a Registration Statement on Form S-1 (Registration No. 333-76415), which the Securities and Exchange Commission declared effective on June 17, 1999. Donaldson, Lufkin & Jenrette, Salomon Smith Barney, Thomas Weisel Partners LLC and DLJdirect Inc. were the lead underwriters for the offering. Linda Fayne Levinson, a director of GoTo.com, is a principal of Global Retail Partners, L.P., which is an affiliate of Donaldson, Lufkin & Jenrette.

     Upon the closing of the offering, all outstanding shares of preferred stock were automatically converted into 23,121,594 shares of common stock of GoTo.com. Following the closing, GoTo.com filed an Amended and Restated Certificate of Incorporation with the Delaware Secretary of State, which eliminated the previously authorized preferred stock, authorized 10,000,000 shares of undesignated preferred stock and increased the authorized common stock to 200,000,000 shares.

     Of the $103,500,000 in aggregate proceeds raised in connection with the offering, (i) $7,245,000 was paid to underwriters in connection with underwriting discounts, and (ii) approximately $1,455,000 was paid by GoTo.com in connection with offering expenses, printing fees, filing fees and legal fees. The net offering proceeds to GoTo.com after deducting the foregoing expenses were approximately $94,800,000.

SALES OF UNREGISTERED SECURITIES

     From April 1, 1999 through June 30, 1999, GoTo.com issued unregistered securities to a limited number of persons as described below:

     1. On April 14, 1999, GoTo.com issued 3,628,447 shares of Series D Preferred Stock to The Goldman Sachs Group, L.P., idealab! Holdings, L.L.C., entities affiliated with idealab! Capital Management I, LLC, entities and individuals affiliated with Draper Fisher Jurvetson, entities affiliated with Moore Capital Management, Inc., entities affiliated with Global Retail Partners, L.P., Kline Hawkes California SBIC, L.P., entities affiliated with Integral Capital Partners, and to other investors at a per share price of $6.89, for an aggregate offering price of $25,000,000.

     2. From April 1, 1999 through June 30, 1999, GoTo.com granted stock options to purchase 1,698,032 shares of Common Stock at exercise prices ranging from $2.50 to $12.00 per share to employees and consultants pursuant to its 1998 Stock Plan.

     3. From April 1, 1999 through June 30, 1999, an aggregate of 2,017,467 shares of Common Stock were issued upon exercise of options under GoTo.com's 1998 Stock Plan.

     4. From April 1, 1999 through June 30, 1999, an aggregate of 100,141 shares of Common Stock were issued upon the conversion of outstanding warrants to purchase Common Stock.

     No underwriters were engaged in connection with the foregoing sales of securities. The sales of securities listed in items 1 and 4 above were made in reliance upon the exemptions from registration in Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering. Issuances of options and shares upon exercise of options to GoTo.com's employees and consultants listed in items 2 and 3 were made under Rule 701 promulgated under the Securities Act of 1933.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 6, 1999, GoTo.com submitted several matters to a vote of its security holders through an Action by Written Consent. The following is a brief description of the matters voted upon and a statement of the number of votes cast for and against and the number of abstentions. There were no broker non-votes with respect to any matter.

     1. To approve GoTo.com's Amended and Restated Certificate of Incorporation, which, among other things, creates a series of preferred stock known as Series D Preferred Stock, consisting of 3,628,447 shares.

        FOR:  31,768,944     AGAINST:  None     ABSTAIN:  1,150,523

     2. To approve and consent to the sale and issuance of up to 3,628,447 shares of GoTo.com's Series D Preferred Stock at a purchase price of $6.89 per share, for an aggregate purchase price of $25,000,000.

        FOR:  31,768,944     AGAINST:  None     ABSTAIN:  1,150,523

     3. To approve the reservation of an additional 1,500,000 shares of GoTo.com's common stock for issuance under its 1998 Stock Plan.

        FOR:  31,768,944     AGAINST:  None     ABSTAIN:  1,150,523

     On June 1, 1999, GoTo.com submitted several matters to a vote of its security holders through an Action by Written Consent. The following is a brief description of the matters voted upon and a statement of the number of votes cast for and against and the number of abstentions. There were no broker non-votes with respect to any matter.

     1. To approve GoTo.com's Amended and Restated Certificate of Incorporation, to be filed and become effective immediately prior to the closing of GoTo.com's initial public offering.

        FOR:  25,883,049     AGAINST:  None     ABSTAIN:12,734,931

     2. To approve GoTo.com's Amended and Restated Bylaws, effective and contingent upon the closing of GoTo.com's initial public offering.

        FOR:  25,883,049     AGAINST:  None     ABSTAIN:  12,734,931

     3. To approve and adopt a new 1999 Employee Stock Purchase Plan and to reserve a total of 2,000,000 shares of GoTo.com Common Stock for issuance under the plan.

        FOR:  25,883,049     AGAINST:  None     ABSTAIN:  12,734,931

     4. To approve an amendment to GoTo.com's 1998 Stock Plan and to reserve an additional 1,000,000 shares of GoTo.com Common Stock for issuance under the plan, effective and contingent upon the closing of GoTo.com's initial public offering.

        FOR:  25,883,049     AGAINST:  None     ABSTAIN:  12,734,931

     5. To elect each of the following persons as directors of GoTo.com, in the Class appearing opposite their name:

        Class I:   Jeffrey Brewer, Timothy Draper and Robert Kavner

        Class II:  William Elkus and William Gross

        Class III: Linda Fayne Levinson and Alan Colner

        FOR:  25,883,049     AGAINST:  None     ABSTAIN:  12,734,931

     6. To approve a form of Indemnification Agreement that provides for the indemnification of GoTo.com's officers and directors to the maximum extent permitted under Delaware law.

        FOR:  25,883,049     AGAINST:  None     ABSTAIN:  12,734,931

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

EXHIBIT
 NUMBER             DESCRIPTION
-------             -----------
  27        Financial Data Schedule

(b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 1999                     GOTO.COM, INC.

                                          By:       /s/ TODD TAPPIN
                                          --------------------------------------
                                                       Todd Tappin
                                                 Chief Financial Officer
                                               (Duly Authorized Officer and
                                               Principal Financial Officer)

                               INDEX TO EXHIBITS

EXHIBIT
 NUMBER               DESCRIPTION
-------               -----------
  27        Financial Data Schedule