Form 10-Q
period 1999-09-30
GOTO COM INC
filed 1999-11-08
CIK 1060439

===============================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

                                ----------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                        COMMISSION FILE NUMBER 000-26365

                                ----------------

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

                               Yes [X]    No [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 45,532,469 shares of Common Stock, $0.0001 par value, as of September 30, 1999



===============================================================================

                                 GOTO.COM, INC.

                                TABLE OF CONTENTS

                                                                                                                           PAGE NO.
                                                                                                                           --------

PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements:
                Condensed Balance Sheets as of September 30, 1999 and December 31, 1998....................................      3
                Condensed Statements of Operations for the three and nine months ended September 30, 1999 and 1998.........      4
                Condensed Statements of Cash Flows for the nine months ended September 30, 1999 and 1998...................      5
                Notes to Condensed Financial Statements....................................................................      6
Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations......................      9
Item 3.         Quantitative and Qualitative Disclosures About Market Risks................................................     20

PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings..........................................................................................     21
Item 2.         Changes in Securities and Use of Proceeds..................................................................     21
Item 6.         Exhibits and Reports on Form 8-K...........................................................................     21


Signatures..............................................................................................................        22
Index to Exhibits.......................................................................................................        23

                          PART I FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                 GOTO.COM, INC.

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                   1999          1998
                                                               -------------   ------------
                                                               (UNAUDITED)

                 ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ..................................   $  32,967    $  16,357
  Short-term investments .....................................      78,221         --
  Accounts receivable, net ...................................       2,623          356
  Other receivables ..........................................         765           90
  Prepaid expenses and other .................................         888           60
  Prepaid marketing expenses .................................       4,392        1,741
                                                                 ---------    ---------
Total current assets .........................................     119,856       18,604

Property and equipment, net ..................................       7,605        1,336

Long-term investments ........................................       4,962         --
Other assets .................................................           8           29
                                                                 ---------    ---------
Total assets .................................................   $ 132,431    $  19,969
                                                                 =========    =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ...........................................   $   7,310    $   2,816
  Accrued expenses ...........................................       2,711          282
  Deferred revenue ...........................................       1,334          181
  Current portion of debt ....................................         126         --
  Current portion of capital lease obligations ...............         730          110
                                                                 ---------    ---------
Total current liabilities ....................................      12,211        3,389

Long-term debt ...............................................          35         --
Long-term capital lease obligations ..........................         951          183

STOCKHOLDERS' EQUITY:
  Convertible Preferred Stock; $0.0001 par value, 10,000
     shares authorized:
     Series A Preferred Stock;
       Shares issued and outstanding-- none and 471 for
        September 30, 1999 and December 31, 1998, respectively        --            212
     Series B and C Preferred Stock;
       Shares issued and outstanding-- none and 19,022 for
        September 30, 1999 and December 31, 1998, respectively        --         28,433
     Common Stock, $0.0001 par value, 200,000 shares
      authorized:
       Shares issued and outstanding-- 45,532 and 10,444
        for September 30, 1999 and December 31, 1998,
        respectively .........................................           5            1
     Additional paid-in capital on Common Stock ..............     158,707        3,212
     Deferred compensation ...................................      (3,307)      (1,318)
     Accumulated deficit .....................................     (36,165)     (14,143)
     Accumulated other comprehensive loss ....................          (6)        --
                                                                 ---------    ---------
Total stockholders' equity ...................................     119,234       16,397
                                                                 ---------    ---------
Total liabilities and stockholders' equity ...................   $ 132,431    $  19,969
                                                                 =========    =========

         The accompanying notes are an integral part of these condensed financial statements.

                                 GOTO.COM, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS; UNAUDITED)


                                                      THREE MONTHS ENDED        NINE MONTHS ENDED
                                                         SEPTEMBER 30,            SEPTEMBER 30,
                                                      ------------------        -----------------
                                                       1999         1998         1999       1998
                                                      --------   -------        --------  -------
 Revenue......................................      $  8,428     $    185     $ 13,511     $    242

 Cost of revenue..............................         1,940          596        4,242          707
                                                    --------     --------     --------     --------
 Gross profit (loss)..........................         6,488         (411)       9,269         (465)

 Operating expenses:
   Marketing, sales and service...............         9,852        3,697       20,209        4,990
   General and administrative.................         4,122          511        8,101          926
   Product development........................         1,155          302        2,654          620
   Amortization of deferred compensation......           586          525        2,986          911
                                                    --------     --------     --------     --------
                                                      15,715        5,035       33,950        7,447
                                                    --------     --------     --------     --------
 Loss from operations.........................        (9,227)      (5,446)     (24,681)      (7,912)

 Other income:
   Interest income, net.......................         1,605          139        2,133          188
   Other income...............................            --           --          526           --
                                                    --------     --------     --------     --------
 Loss before provision for income taxes.......        (7,622)      (5,307)     (22,022)      (7,724)
 Provision for income taxes...................            --           --           --           --
                                                    --------     --------     --------     --------
 Net loss.....................................      $ (7,622)    $ (5,307)    $(22,022)    $ (7,724)
                                                    ==========   ========     ========     ========

 Pro forma basic and diluted net loss per share     $  (0.18)    $  (0.24)    $  (0.60)    $  (0.48)

 Historical basic and diluted net loss per share    $  (0.18)    $  (0.51)    $  (0.95)    $  (0.76)

 Weighted average shares used to compute
   pro forma basic and diluted net loss per
   share........................................      42,985       22,420       36,415       15,998

 Weighted average shares used to compute
   historical  basic  and  diluted  net loss per
   share........................................      42,985       10,404       23,065       10,197


         The accompanying notes are an integral part of these condensed financial statements.

                                 GOTO.COM, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS; UNAUDITED)


                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30
                                                                -----------------
                                                                 1999       1998
                                                                -------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...............................................   $ (22,022)   $  (7,724)
  Adjustments  to  reconcile  net  loss to net cash
  used in
     operating activities:
     Amortization of deferred stock option  compensation .       2,986          911
     Other common stock and warrants expense .............         247          299
     Depreciation and amortization .......................       1,361          158
Changes in operating assets and liabilities:
     Accounts receivable .................................      (2,267)           5
     Other receivables ...................................        (675)         (17)
     Prepaid expenses and other ..........................        (830)      (1,512)
     Prepaid marketing expenses ..........................      (2,651)        --
     Accounts payable and accrued expenses ...............       6,923        1,648
     Deferred revenues ...................................       1,153         --
                                                             ---------    ---------
  Net cash used in operating activities ..................     (15,775)      (6,232)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of short-term and long-term investments, net     (83,189)        --
    Capital expenditures for property and equipment ......      (6,844)      (1,413)
                                                             ---------    ---------
  Net cash used in investing activities ..................     (90,033)      (1,413)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of Common Stock, net ........      96,662            2
  Proceeds from the issuance of Preferred Stock ..........      24,969       14,138
  Proceeds from lease line ...............................       1,203          330
  Repayments under lease line ............................        (340)        --
  Repayment of debt ......................................         (76)        --
  Proceeds from stockholder funding ......................        --          2,500
                                                             ---------    ---------
  Net cash provided by financing activities ..............     122,418       16,970

  Net increase in cash and cash equivalents ..............      16,610        9,325
  Cash and cash equivalents at beginning of period .......      16,357           87
                                                             ---------    ---------
  Cash and cash equivalents at end of period .............      32,967        9,412
                                                             =========    =========

         The accompanying notes are an integral part of these condensed financial statements.

                                 GOTO.COM, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. THE COMPANY, BASIS OF PRESENTATION

     GoTo.com, Inc. (the Company or GoTo.com) was incorporated on September 15, 1997, in the State of Delaware and officially launched its Web site on June 1, 1998. GoTo.com has created and operates an online marketplace that facilitates introductions between consumers who search the Internet for information, products or services using keyword terms and advertisers who bid in an ongoing auction for priority placement in the search results for those keywords. Advertisers competitively bid on keyword search terms that are most relevant to their business offerings. Advertisers are rank-ordered in search results based on bid amounts, which are expressed as the amount the advertiser pays GoTo.com for each consumer click-through to the advertiser's Web site. The advertiser with the highest bid is listed first in the search results, with the remaining advertisers appearing in descending bid amount order. Priority placement increases the likelihood that a consumer will click through to the advertiser's Web site. Consumers access GoTo.com at our branded stand-alone Web site and through Web sites that participate in the search syndication network. The Company operates in one reportable business segment.

     The accompanying unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

     Short-term and long-term investments consist of corporate debt securities and certificate of deposits that have original maturities ranging from 4 months to 24 months. GoTo.com has classified all corporate debt securities and certificate of deposits as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses included in "accumulated other comprehensive loss" as a separate component of stockholders' equity net of applicable income taxes. As of September 30, 1999, the fair value of these securities approximated cost and the unrealized holding losses of approximately $6,000 were not material. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income.

     Property and equipment is stated at cost. Property and equipment consists of computer hardware, computer software, which includes costs incurred in the application development stage for computer software developed for internal use, and furniture and fixtures. Depreciation is provided using the straight-line method based upon estimated useful lives of the assets, which range from two to five years. Leasehold improvements are recorded at cost. Amortization is provided using the straight-line method over the shorter of the term of the related lease or estimated useful lives of the assets.

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

     Options to purchase approximately 2.5 million and 4.9 million shares of common stock were outstanding as of September 30, 1999 and 1998, respectively. In addition, as of September 30, 1999, there were approximately 2.3 million shares of unvested common stock outstanding that were issued in connection with the exercise of options and are subject to repurchase.

    The following table sets forth the computation of historical basic and diluted net loss per share and pro forma basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):


                                                               THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                  SEPTEMBER 30,           SEPTEMBER 30,
                                                              ---------------------    -------------------
                                                                1999         1998        1999      1998
                                                                ----         ----        ----      ----
Numerator:
  Net loss ................................................   $ (7,622)   $ (5,307)  $(22,022)    $ (7,724)
                                                              ========    ========   ========     ========
Denominator:
  Denominator for historical basic and
  diluted calculation--Weighted average shares ............     42,985      10,404     23,065       10,197
                                                              ========    ========   ========     ========
Weighted average effect of pro forma securities:
  Series A Preferred Stock ................................       --           471        302          321
  Series B Preferred Stock ................................       --         8,312      5,326        4,402
  Series C Preferred Stock ................................       --         3,233      6,862        1,078
  Series D Preferred Stock ................................       --          --          860         --
                                                              ---------    --------    -------    ---------
  Denominator for pro forma basic and diluted calculation .     42,985      22,420     36,415       15,998
                                                              ========    ========   ========     ========
Pro forma basic and diluted net loss per share ............   $  (0.18)    $ (0.24)    $(0.60)    $  (0.48)
                                                              ========    ========   ========     ========
Historical basic and diluted net loss per share ...........   $  (0.18)    $ (0.51)    $(0.95)    $  (0.76)
                                                              ========    ========   ========     ========



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

5. AGREEMENT WITH NETSCAPE COMMUNICATIONS

    GoTo.com and Netscape Communications, a subsidiary of America Online, Inc. entered into a one-year agreement beginning July 1, 1999 under which GoTo.com will become a leading search provider for Netscape's Net Search program. GoTo.com is obligated to make minimum payments totaling $10,250,000 over the term of the agreement.

6. AGREEMENT WITH MICROSOFT CORPORATION

    Our agreement with Microsoft Corporation expired on September 30, 1999, although we have continued to receive traffic from this source. We were notified on November 4, 1999 that Microsoft Corporation had decided to discontinue their current Premier Search Program, which includes other search services, and because this program has been terminated, Microsoft Corporation will cease to deliver traffic to us during the fourth quarter of 1999, perhaps during the month of November 1999. Even though we currently anticipate growth from other existing and new traffic sources, since 20 to 25 percent of our current traffic is from the Premier Search Program, if we are unable to replace this traffic with other sources it may materially, adversely impact our revenue. In addition, we do not anticipate our historical growth rate to continue.

7.       RELATED PARTY TRANSACTIONS

     During 1998, GoTo.com shared facilities and received certain management services including certain accounting, payroll processing, access to shared local area computer communications network, and general business insurance from Bill Gross' idealab!, which is an affiliate of idealab! Holdings, L.L.C., a significant stockholder of GoTo.com. Bill Gross' idealab! charged a management fee for the use of its facilities and the services provided. During 1998 and through January 1999, Bill Gross' idealab! provided certain payroll processing services for GoTo.com and charged a fee for those services. On February 1, 1999, GoTo.com entered into a lease with Bill Gross' idealab! for office space. The lease is cancelable with a 90 day written notice. GoTo.com also uses a shared local area computer communications network. In 1999, GoTo.com entered into a lease agreement with Bill Gross' idealab! for additional office space. The term of the agreement is from August 1999 through January 2000. The total management and leasing fee associated with both facilities was approximately $226,000 and $75,000 during the nine-month period ended September 30, 1999 and year ended December 31, 1998, respectively. Management believes these amounts are materially representative of the fair value of services provided. From inception through March 1, 1998, Bill Gross, GoTo.com's founder and a principal of idealab! Holdings, L.L.C., was the President and Chief Executive Officer of GoTo.com and received no compensation for his service. The value of these services was not material to the financial statements. During March 1998, certain stockholders provided temporary funding of $2.5 million to GoTo.com which carried no interest. In early May 1998 this funding was contributed to GoTo.com in return for Series B Preferred Stock.

8. SUBSEQUENT EVENT

     GoTo.com and EarthLink entered into a two-year agreement beginning January 1, 2000 under which GoTo.com will become the default search engine on EarthLink's Internet service provider's Personal Start Page, EarthLinks's Web site and EarthLink's Finance Center personal finance portal. GoTo.com is obligated to make minimum payments totaling $10 million over the term of the agreement.

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

OVERVIEW

     GoTo.com has created and operates an online marketplace that introduces consumers who search the Internet using keyword terms to advertisers who bid in an ongoing auction for priority placement in the search results for those keywords. Each advertiser pays GoTo.com the amount of its bid whenever a consumer clicks on the advertiser's search listings in the search results. Advertisers must pay for each click-through, so they bid only on keywords relevant to their offerings. Further, GoTo.com search result pages are not filled with multiple banner advertisements, which allows these pages to load quickly, and a search on the GoTo.com service leads directly to a list of 40 results per page. Consequently, we believe GoTo.com offers consumers quick and easy search and relevant search results. In addition, the GoTo.com marketplace enables each advertiser to choose the bid amount and advertisement placement that is optimal for its business, which we believe provides advertisers with a cost-effective way to target consumers. Consumers access the GoTo.com search service at our Web site and through what we call the "search syndication network," a network of Web sites that have integrated the GoTo.com search service into their sites or that direct consumer traffic to our site.

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

     The number of paid introductions in our marketplace, that is, the number of consumers clicking on paid search results that were bid on by our advertisers, was more than 54 million for the quarter ended September 30, 1999. Historically, we had 2 million paid introductions in the quarter ended September 30, 1998; 7 million paid introductions in the quarter ended December 31, 1998; 15 million paid introductions in the quarter ended March 31, 1999; and 31 million paid introductions in the quarter ended June 30, 1999. We believe the results for the periods prior to the three-month period ended September 30, 1998 are not relevant as our service was in its initial stage. In order to continue to grow revenues we will need to increase our advertiser base to increase the number of paid listings. We will also need to increase our consumer base to increase the number of click-throughs. Our agreement with Microsoft Corporation expired on September 30, 1999, although we have continued to receive traffic from this source. We were notified on November 4, 1999 that Microsoft Corporation had decided to discontinue their current Premier Search Program, which includes other search services, and because this program has been terminated, Microsoft Corporation will cease to deliver traffic to us during the fourth quarter of 1999, perhaps during the month of November 1999. Even though we currently anticipate growth from other existing and new traffic sources, since 20 to 25 percent of our current traffic is from the Premier Search Program, if we are unable to replace this traffic with other sources it may materially, adversely impact our revenue. In addition, we do not anticipate our historical growth rate to continue. Our growth rate and results depend on our ability to continue to increase the number of advertisers who use our service, the amount our advertisers spend on our service and the number of consumers who use our service. We anticipate these variables to fluctuate, affecting our growth rate and results.

     The average price per paid introduction was $0.14 for the quarter ended September 30, 1999. This price results from advertisers' ongoing, online, real time bidding for priority placement. Historically, the average price per paid introduction was $0.03 for the quarter ended September 30, 1998; $0.05 for the quarter ended December 31, 1998; $0.08 for the quarter ended March 31, 1999; and $0.11 for the quarter ended June 30, 1999. We believe the results for the periods prior to the three-month period ended September 30, 1998 are not relevant because our service was only in its initial stage. Since we operate an ongoing auction for priority placement, it is difficult to forecast the future growth of the average price per paid introduction, as the advertiser, rather than GoTo.com determines the price each advertiser pays.

     GoTo.com was incorporated in September of 1997 and has a limited operating history. We launched a proof-of-concept version of our search service in the fiscal year ended December 31, 1997. Our pay-for-performance service was announced in February 1998, and following further proof-of-concept testing, was officially launched on June 1, 1998. GoTo.com has devoted significant resources to launching its search service, including developing an infrastructure and building a management team. GoTo.com's losses for the year ended December 31, 1998 and the nine months ended September 30, 1999 were approximately $14.0 million and approximately $22.0 million, respectively.

     Our revenue consists of search listing advertisements and banner advertisements. For the quarter ended September 30, 1999, banner advertisement revenue constituted less than 10 percent of our revenue. Search listing advertisement revenue is determined by multiplying the number of click-throughs on paid search results by the amounts bid for applicable keywords. Search listing revenue is recognized when earned based on click-through activity to the extent that the advertiser has deposited sufficient funds with us or collection is probable. Banner advertisement revenue is recognized when earned under the terms of the contractual arrangement with the advertiser or advertising agency, provided that collection is probable.

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

RESULTS OF OPERATIONS

REVENUE

     Revenue consists of search listing advertisements and banner advertisements. For the quarter ended September 30, 1999, banner advertisement revenue constituted less than 10 percent of our revenue. Revenue was approximately $8.4 million for the quarter ended September 30, 1999 compared to approximately $185,000 for the quarter ended September 30, 1998. Revenue was approximately $13.5 million for the nine months ended September 30, 1999 compared to approximately $242,000 for the nine months ended September 30, 1998. The increase was the result of continued growth of our marketplace and the corresponding participants, our advertisers and the number of consumers using our product. Although we have experienced rapid growth from September 30, 1998 to September 30, 1999, we do not anticipate our historical revenue growth rate to continue. Also, our agreement with Microsoft Corporation expired on September 30, 1999, although we have continued to receive traffic from this source. We were notified on November 4, 1999 that Microsoft Corporation had decided to discontinue their current Premier Search Program, which includes other search services, and because this program has been terminated, Microsoft Corporation will cease to deliver traffic to us during the fourth quarter of 1999, perhaps during the month of November 1999. Even though we currently anticipate growth from other existing and new traffic sources, since 20 to 25 percent of our current traffic is from the Premier Search Program, if we are unable to replace this traffic with other sources it may materially, adversely impact our revenue. In addition, we do not anticipate our historical growth rate to continue.

COST OF REVENUE

     Cost of revenue consists primarily of fees paid to outside service providers that provide and manage our unpaid listings and costs associated with maintaining our Web site. Costs associated with maintaining our Web site include salaries of related personnel, depreciation of Web site equipment, co-location charges for our Web site equipment and software license fees. Cost of revenue was approximately $1.9 million for the quarter ended September 30, 1999 compared to approximately $596,000 for the quarter ended September 30, 1998. Cost of revenue was approximately $4.2 million for the nine months ended September 30, 1999 compared to approximately $707,000 for the nine months ended September 30, 1998. The increase was primarily due to the increased fees paid to outside service providers, increased database and hardware capacity requirements and an increase in the number of personnel required to support our Web site. We anticipate cost of revenue to continue to increase as our traffic and number of advertisers increase.

MARKETING, SALES AND SERVICE EXPENSES

     Marketing, sales and service expenses consist primarily of our advertising and promotional expenditures such as online links from other Web sites, banner advertisements on other sites and public relations, as well as payroll and related expenses for personnel engaged in marketing, customer service and sales functions. Marketing, sales and service expenses were approximately $9.9 million for the quarter ended September 30, 1999 compared to approximately $3.7 million for the quarter ended September 30, 1998. Marketing, sales and service expenses were approximately $20.2 million for the nine months ended September 30, 1999 compared to approximately $5.0 million for the nine months ended September 30, 1998. The increase was primarily due to increased distribution of our search service and the hiring of additional personnel for marketing, sales and service functions. We believe that continued investment in marketing, sales and service and in the increased distribution of our search service is critical to attaining our strategic objectives and as a result, expect these costs to continue to increase in the future.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel; facilities; professional services, including legal; insurance and other general corporate expenses. General and administrative expenses were approximately $4.1 million for the quarter ended September 30, 1999 compared to approximately $511,000 for the quarter ended September 30, 1998. General and administrative expenses were approximately $8.1 million for the nine months ended September 30, 1999 compared to approximately $926,000 for the nine months ended September 30, 1998. The increase was the result of increased headcount and related expenses associated with the hiring of additional personnel and increased professional services. We expect general and administrative expenses to continue to increase as we expand our staff and incur additional costs related to the growth of our business. In addition, these expenses will vary based on the outcome of our litigation with The Walt Disney Company and certain of its affiliates.

PRODUCT DEVELOPMENT

     Product development expenses consist primarily of payroll and related expenses for personnel responsible for development of features and functionality for our service as well as costs incurred in the preliminary project and post-implementation stage of computer software developed for internal use. Product development expenses were approximately $1.2 million for the quarter ended September 30, 1999 compared to approximately $302,000 for the quarter ended September 30, 1998. Product and development expenses were approximately $2.7 million for the nine months ended September 30, 1999 compared to approximately $620,000 for the nine months ended September 30, 1998. The increase was a result of increased staffing and associated costs relating to enhancing features and functionality to our Web site and search service. We believe our continued investment in product development is critical to attaining our strategic objectives and as a result, expect product development expenses to continue to increase in the future.

AMORTIZATION OF DEFERRED COMPENSATION

     Certain stock options granted during the six-month period ended June 30, 1999 and the year ended December 31, 1998 have been considered to be compensatory for financial accounting purposes. Total compensation resulting from these stock options amounted to approximately $7.5 million. This amount represents the difference between the exercise price of the stock options and the deemed fair value of our common stock at the time of the grants or issuances. Compensation associated with these stock options is amortized and expensed over the applicable vesting periods using a graded methodology. Approximately $586,000 and $525,000 was amortized and charged to operations for the quarters ended September 30, 1999 and 1998, respectively. Approximately $3.0 million and $911,000 was amortized and charged to operations for the nine months ended September 30, 1999 and 1998, respectively.

INTEREST INCOME, NET

     Interest income, net consists primarily of earnings on our cash, cash equivalents and short-term and long-term investments, net of interest expense attributable to leased equipment and debt. Interest income, net was approximately $1.6 for the quarter ended September 30, 1999 compared to approximately $139,000 for the quarter ended September 30, 1998. Interest income, net was approximately $2.1 million for the nine months ended September 30, 1999 compared to approximately $188,000 for the nine months ended September 30, 1998. The increase was primarily due to increased earnings on cash, cash equivalents, and short-term and long-term investments in available-for-sale securities, which increased as a result of our initial public offering.

OTHER INCOME

     Other income of approximately $526,000 for the nine months ended September 30, 1999 was due to amounts received from a company in settlement of the early termination of a distribution agreement.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities totaled approximately $15.8 million and $ 6.2 million for the nine months ended September 30, 1999 and 1998, respectively. The increase was due primarily to net losses for the period partially offset by the increase in the accounts payable and accrued expenses balances and the increase in amortization of deferred stock option compensation. Net cash used in investing activities totaled approximately $90.0 million and $1.4 million for the nine months ended September 30, 1999 and 1998, respectively. The increase resulted from purchases of short-term and long-term investments and capital expenditures for properties and equipment. Net cash provided by financing activities totaled approximately $122.4 million and $17.0 million for the nine months ended September 30, 1999 and 1998, respectively. The increase was due primarily to the issuance of common stock through our initial public offering and the issuance of preferred stock.

     On April 14, 1999, we issued 3,628,447 shares of preferred stock for $6.89 per share and received proceeds of approximately $25 million.

     On June 18, 1999, we issued 6.9 million shares of common stock through our initial public offering for $15 per share and received approximately $94.8 million in cash, net of underwriting discounts, commissions and other offering costs.

     Our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of approximately $111.2 million as of September 30, 1999 and approximately $16.4 million as of December 31, 1998. We also carry long-term investments of approximately $5.0 million, which we believe is liquid. Although we have no material long-term commitments for capital expenditures, we anticipate an increase in our capital expenditures consistent with anticipated growth of operations, infrastructure and personnel.

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

     Our online services and their associated and supporting tools, Web sites and infrastructure were designed and developed to be year 2000 compliant. Our internal systems, including those used to deliver our services, utilize third-party hardware and software. We have and continue to contact the vendors of these infrastructure products in order to gauge their year 2000 compliance. Based on vendors' representations received thus far, we believe that the third-party hardware and software we use is year 2000 compliant, although we have not heard from all of these vendors.

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

     Year 2000 compliance issues also could cause a significant number of companies, including our current advertisers, to reevaluate their current system needs and, as a result, consider switching to other systems and means of advertising. This could result in a material adverse effect on our business, operating results and financial condition. Also, during the next three months there is likely to be an increased advertiser focus on addressing year 2000 compliance issues, creating the risk that advertisers may reallocate expenditures to fix year 2000 problems of existing systems. Although we have not experienced these effects to date, if advertisers defer Internet advertising and commerce and related services because of such a reallocation, it would adversely affect our business and operating results.

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

WE HAVE A LIMITED OPERATING HISTORY.

     GoTo.com was founded in September of 1997, officially launched its service on June 1, 1998 and has a limited operating history. An investor in our common stock must consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets. These risks include our:

    o complete dependence on online advertising and consumer search services with only limited market acceptance;

    o need to develop and upgrade our infrastructure, including internal controls, transaction processing systems, data storage and retrieval systems and Web site;

    o   need to manage changing operations; and

    o   dependence upon and need to hire and retain key personnel.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES.

     We have not achieved profitability. We expect to incur net losses for the foreseeable future and may never become profitable. We incurred a net loss of approximately $22.0 million and $14.0 million for the nine months ended September 30, 1999 and for the year ended December 31, 1998, respectively, and as of September 30, 1999, we had an accumulated deficit of approximately $36.2 million.

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

OUR QUARTERLY FINANCIAL RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS.

     We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is likely that in some future quarter our operating results may be below the expectations of public market analysts and investors and, as a result of these or other factors, the price of our common stock may fall. Our operating results have varied widely in the past, and we expect that they will continue to vary significantly from quarter-to-quarter due to a number of factors, including:

    o demand for our online services by advertisers and consumers, including the number of searches performed by consumers and the rate at which they click-through to paid search listing advertisements;

    o prices paid by advertisers using the GoTo.com service, which are not determined by GoTo.com;

    o our costs of attracting consumers to the GoTo.com Web site, including costs of receiving exposure on third-party Web sites and advertising costs;

    o costs related to agreements with suppliers of consumer traffic to our service and professional services;

    o   loss of these agreements;

    o   the mix of paying vs. non-paying search results on the GoTo.com service;

    o   our ability to significantly increase our distribution channels;

    o the amount and timing of operating costs and capital expenditures relating to expansion of our operations;

    o costs and delays in introducing new GoTo.com services and improvements to existing services;

    o changes in the growth rate of Internet usage and acceptance by consumers of electronic commerce;

    o   technical difficulties, system failures or Internet downtime;

    o   government regulations related to the Internet;

    o our ability to upgrade and develop our information technology systems and infrastructure;

    o   costs related to acquisitions of technologies or businesses; and

    o general economic conditions, as well as those specific to the Internet and related industries.

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

WE DEPEND ON A LIMITED NUMBER OF SOURCES TO DIRECT CONSUMERS TO OUR SERVICE TO CONDUCT SEARCHES.

     The consumers who conduct searches on our service come from a limited number of sources. Our sources for consumers conducting searches are providers of Internet browsers such as Netscape Communicator and Microsoft Internet Explorer; aggregators of search offerings of various providers; our Web site; banner advertising; and the search syndication network. Our agreement with Microsoft Corporation expired on September 30, 1999, although we have continued to receive traffic from this source. We were notified on November 4, 1999 that Microsoft Corporation had decided to discontinue their current Premier Search Program, which includes other search services, and because this program has been terminated, Microsoft Corporation will cease to deliver traffic to us during the fourth quarter of 1999, perhaps during the month of November 1999. Even though we currently anticipate growth from other existing and new traffic sources, since 20 to 25 percent of our current traffic is from the Premier Search Program, if we are unable to replace this traffic with other sources it may materially, adversely impact our revenue. In addition, we do not anticipate our historical growth rate to continue. Although sources of consumer traffic to our service fluctuate, in any given month we typically depend upon one or a few of these sources for a significant majority of traffic and searches conducted on our service. We generally obtain traffic from these sources through short-term agreements. There can be no assurance that we will be successful in renewing any of these agreements or entering into new distribution agreements on commercially acceptable terms.

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

WE ARE DEPENDENT UPON OTHER COMPANIES WHO SUPPLY SERVICES TO US.

     We also depend on non-distribution related relationships. For example, following the paid advertising search results offered to consumers on our service, we offer search results provided by Inktomi Corporation. We rely on Inktomi as the sole source of these additional search results, which constitute a very high percentage of the search results displayed by GoTo.com. We also rely on 24/7 Media, Inc. to provide advertising sales for us as well as for some participants in the search syndication network. The loss of either of these key relationships, which are maintained under short-term agreements, could damage our business. If we are unable to develop future key relationships or maintain and enhance our existing relationships, our business will be damaged.

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

     GoTo.com also competes with providers of Web directories, search and information services, all of whom offer advertising, including, among others, America Online, Inc. (AOL.com, Netfind and Netscape Netcenter), Ask Jeeves, Inc., CNET, Inc. (Snap), Excite, Inc. (including WebCrawler and Magellan), Inktomi Corporation, LookSmart, Ltd., AltaVista, Google, Inc., Lycos, Inc. (including HotBot), OpenDirectory, Inc., Microsoft Corporation (LinkExchange, Inc. and msn.com), The Walt Disney Company/Infoseek Corporation (including the Go Network) and Yahoo! Inc. In addition, we expect that other companies will offer directly competing services in the future.

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

WE MUST MAINTAIN AND CONTINUE TO UPGRADE OUR NEW FINANCIAL AND ACCOUNTING
SYSTEMS.

     If we are not able to maintain our new financial and accounting systems and upgrade those systems in accordance with our growth, we may not have adequate, accurate or timely financial information. Failure to have adequate, accurate or timely financial information would harm our business and could lead to volatility in our stock price. We are in the process of upgrading certain sales databases used for finance, sales and account management. If we grow rapidly, we will face additional challenges in upgrading and maintaining these systems.

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

WE ARE ENGAGED IN LITIGATION WITH THE WALT DISNEY COMPANY AND CERTAIN OF ITS AFFILIATES THAT COULD SERIOUSLY HARM OUR BUSINESS.

     We are engaged in litigation that will be expensive to pursue and will be distracting to our management and other employees. Any adverse developments resulting from this litigation could seriously harm our business. We believe that The Walt Disney Company and certain of its affiliates, including Infoseek Corporation, are infringing our GoTo.com logo. On February 18, 1999, we sued these companies and two affiliated companies in the United States District Court for the Central District of California alleging violation of federal trademark law and unfair competition. Our lawsuit is based on the use by these companies of a "GO" design mark to provide Internet services, including a search engine in connection with their "Go Network." We are seeking to prevent these companies from using this "GO" design mark as well as other remedies. We cannot assure you that the outcome of this litigation will be favorable to us. For example, we may not prevail and be able to stop these companies from causing confusion among consumers and advertisers through continued use of the "GO" design mark. The defendants have asserted counterclaims against GoTo.com. GoTo.com believes that the proposed counterclaims are without merit and will defend against them vigorously. An unfavorable result could affect the value of the GoTo.com logo.

WE MAY NOT BE ABLE TO PROTECT OUR INTERNET DOMAIN NAME OR INTELLECTUAL PROPERTY RIGHTS UPON WHICH OUR BUSINESS RELIES.

     We are aware that certain other companies are using or may have plans to use the terms "GoTo," "Go," "Go2" and variations of these terms as part of a company name, domain name, trademark or service mark. In addition, we have received notice from companies claiming superior rights to marks such as these. We cannot assure you that additional companies will not claim such superior rights or that we will not be subject to infringement claims. A successful infringement claim by the owner of a mark including "GoTo" or a variation could require us to change our name, which would be expensive and disruptive to our business. Further, despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our services, technology and other intellectual property, and we cannot be certain that the steps we have taken will prevent any misappropriation or confusion among consumers and advertisers.

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

     Year 2000 compliance issues also could cause a significant number of companies, including our current advertisers; to reevaluate their current system needs and, as a result, consider switching to other systems and means of advertising. This could result in a material adverse effect on our business, operating results and financial condition.

OUR MARKET MAY UNDERGO RAPID TECHNOLOGICAL CHANGE AND OUR FUTURE SUCCESS WILL DEPEND ON OUR ABILITY TO MEET THE CHANGING NEEDS OF OUR INDUSTRY.

     If new industry standards and practices emerge in the Internet and online advertising industry, our existing services, technology and systems may become obsolete. Our future success will depend on our ability to:

    o license and internally develop leading technologies useful in our business;

    o   enhance our existing services;

    o develop new services and technologies that address the increasingly sophisticated and varied needs of prospective consumers; and

    o respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

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

FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE.

     If our stockholders sell substantial amounts of common stock in the public market, including shares issued upon the exercise of outstanding options, the market price of our common stock could fall. The approximately 45.5 million shares of common stock outstanding as of September 30, 1999 will be available for sale in the public market as follows:

      APPROXIMATE NUMBER OF SHARES            DATE OF AVAILABILITY FOR SALE
      ----------------------------            -----------------------------
    7.2 million (includes 6.9 million
               IPO shares)                         Currently Available
          34.6 million                              December 15, 1999
           3.7 million                          Between December 22, 1999
                                                     and May 5, 2000

     The above table assumes the effectiveness of certain lock-up arrangements with GoTo.com's underwriters in its initial public offering, under which the stockholders have agreed not to sell or otherwise dispose of their shares of common stock. The table also includes approximately 2.3 million shares which, as of September 30, 1999, are subject to repurchase by GoTo.com and transfer restrictions as a result of vesting agreements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to market risk for interest rate changes relates primarily to its investment portfolio. The Company had no derivative financial instruments as of September 30, 1999 or December 31, 1998. The Company places its investment portfolio in high credit quality instruments, which are spread to many issues. The Company's investments are principally confined to our cash and cash equivalents and available-for-sale securities.

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On June 23, 1999, the Company completed the sale of 6,900,000 shares of its common stock, par value $0.0001 per share, at a per share price to the public of $15.00 in a firm commitment underwritten public offering. The offering was effected pursuant to a Registration Statement on Form S-1 (Registration No. 333-76415), which the Securities and Exchange Commission declared effective on June 17, 1999. The net offering proceeds to GoTo.com after deducting expenses were approximately $94,800,000.The Company invested all of the approximately $94,800,000 of the proceeds from the offering toward purchases in investment grade short-term and long-term investments.

SALES OF UNREGISTERED SECURITIES

     From July 1, 1999 to July 12, 1999, an aggregate of 14,760 shares of common stock were issued upon exercise of options under GoTo.com's 1998 Stock Plan with exercise prices ranging from $ 0.15 to $ 12.00.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

EXHIBIT
NUMBER                DESCRIPTION
-------               -----------

   27                 Financial Data Schedule


(b) Reports on Form 8-K.

    No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 8, 1999                    GOTO.COM, INC.


                                          By:    /s/ TODD TAPPIN
                                             --------------------------------
                                                     Todd Tappin
                                              Chief Financial Officer
                                            (Duly Authorized Officer and
                                            Principal Financial Officer)

                                INDEX TO EXHIBITS

      EXHIBIT
       NUMBER         DESCRIPTION
      -------         -----------

        27            Financial Data Schedule