Form 10-K
period 1999-12-31
GOTO COM INC
filed 2000-03-16
CIK 1060439

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition from ________________ to _________________

                        COMMISSION FILE NUMBER 000-26365

                                 GoTo.com, Inc.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                     95-4652060
(State or Other Jurisdiction of                        (I.R.S. Employer
 Incorporation or Organization)                       Identification No.)


                       74 NORTH PASADENA AVENUE 3RD FLOOR
                           PASADENA, CALIFORNIA 91103
                    (Address of principal executive offices)

                                  626-685-5600
              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                        Common Stock, $0.0001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price for the registrant's Common Stock in the Nasdaq National Market on February 29, 2000, was approximately $1.7 billion. This calculation does not reflect a determination that certain persons are or are not affiliates of the registrant for any other purposes and assumes that shares held by affiliates include only shares held by executive officers, members of the board of directors (but not any fund of which any such persons may be a partner), holders of greater than 5% and all shares that have been reported on Schedule 13D, filed March 6, 2000, to be beneficially owned by Bill Gross' idealab! or members of the group filing such Schedule 13D. The number of outstanding shares of the registrant's Common Stock as of the close of business on February 29, 2000 was 48,990,386, which included 3,068,840 shares issued to Cadabra Inc. upon the consummation of our acquisition of Cadabra Inc. on January 31, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12 and 13 of Part III incorporate information by reference from the definitive proxy statement for the registrant's 2000 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1999.

                                 GOTO.COM, INC.

                    FISCAL YEAR 1999 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I

   ITEM 1.    BUSINESS......................................................................................     3

   ITEM 2.    PROPERTIES....................................................................................    17

   ITEM 3.    LEGAL PROCEEDINGS.............................................................................    18

   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................    18

PART II

   ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........................    19

   ITEM 6.    SELECTED FINANCIAL DATA.......................................................................    20

   ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND RESULTS OF OPERATIONS........    21

   ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................................    42

   ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................................    42

   ITEM 9.    CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING  AND FINANCIAL DISCLOSURE..........    42

PART III

   ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............................................    43

   ITEM 11.   EXECUTIVE COMPENSATION........................................................................    43

   ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT................................    43

   ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................    43

PART IV

   ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...............................    43

   SIGNATURES...............................................................................................  F-18

                            Forward Looking Statement

     In addition to historical information, this Form 10-K contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those discussed in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risks That Could Affect Our Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     GoTo.com operates an online marketplace that introduces consumers and businesses who search the Internet to advertisers, who provide products, services and information. Advertisers participating in our marketplace include retail merchants, wholesale and service businesses and manufacturers. We facilitate these introductions through our search service, which enables advertisers to bid in an ongoing auction for priority placement in our search results. Priority placement means that the search results appear on the page ranked in descending order of bid price, with the highest bidder's listing appearing first. Each advertiser pays GoTo.com the amount of its bid whenever a consumer clicks on the advertiser's listing in our search results. Advertisers pay GoTo.com for each click-through, so advertisers bid only on keywords relevant to the products, services or information that they offer. Because each advertiser chooses the bid amount and advertisement placement that is optimal for its business, we believe the GoTo.com marketplace provides advertisers with a cost-effective way to target consumers. Consumers access the GoTo.com search service both at our Web site and through our affiliates, a network of Web sites that have integrated the GoTo.com search service into their sites or that direct consumer traffic to our site. On January 31, 2000, GoTo.com acquired Cadabra Inc. (Cadabra), an online comparison shopping service that we now call "GoTo Shopping." We believe GoTo Shopping further facilitates introductions between consumers and advertisers. GoTo Shopping simplifies the consumers' process of finding desired products by automating product comparison across multiple attributes. By enabling consumers to search at the product level, GoTo Shopping creates more targeted, and therefore highly valuable, advertising opportunities for our advertisers. As with Web search, we will offer GoTo Shopping at our Web site as well as through our affiliate network, providing consumers with multiple points of access to, and advertisers with, multiple points of distribution for the advertisers' products.

     Our revenue is determined primarily by the number of paid introductions, that is the result of the number of times consumers click on advertisers' listings, multiplied by the bid price for those listings. The number of paid introductions for each of the last six fiscal quarters is as follows:

       NUMBER OF PAID INTRODUCTIONS          FOR THE QUARTER ENDED
       ----------------------------          ---------------------
73 million.................................  December 31, 1999
54 million.................................  September 30, 1999
31 million.................................  June 30, 1999
15 million.................................  March 31, 1999
 7 million.................................  December 31, 1998
 2 million.................................  September 30, 1998

     The average price per paid introduction results from advertisers' online bidding for priority placement in the search results. The average price per paid introduction for each of the last six fiscal quarters is as follows:

             AVERAGE PRICE PER
             PAID INTRODUCTION               FOR THE QUARTER ENDED
             -----------------               ---------------------
$0.17......................................  December 31, 1999
 0.14......................................  September 30, 1999
 0.11......................................  June 30, 1999
 0.08......................................  March 31, 1999
 0.05......................................  December 31, 1998
$0.03......................................  September 30, 1998

     We believe the quarterly number of paid introductions and average price per paid introduction listed above are not necessarily indicative of future results and that the periods prior to the three-month period ended September 30, 1998 are not relevant because our service was only in its initial stage. It is difficult to forecast the future growth of the average price per paid introduction, as advertisers, rather than GoTo.com, determine the price paid. We do not anticipate our historical growth rate to continue. Our growth rate and results depend on our ability to continue to increase the number of advertisers who use our service, the amount our advertisers spend on our service and the number of consumers who use our service. We anticipate these variables to fluctuate, affecting our growth rate and results.

     GoTo.com was incorporated in September 1997 and has a limited operating history. We launched a proof-of-concept version of our search service in the fiscal year ended December 31, 1997. Our pay-for-performance service was announced in February 1998, and following further proof-of-concept testing, was officially launched on June 1, 1998. GoTo.com has devoted significant resources to launching its search service, including developing an infrastructure and building a management team. GoTo.com's losses for the years ended December 31, 1999 and 1998 were approximately $29.3 million and approximately $14.0 million, respectively.

     In April 1999, GoTo.com issued a total of 3,628,447 shares of Series D Preferred Stock to various investors at a purchase price of $6.89 per share.

     In June 1999, GoTo.com completed its initial public offering and issued 6,900,000 shares of its common stock at a price to the public of $15.00 per share. We received approximately $94.8 million in cash, net of underwriting discounts, commissions and other offering costs. Simultaneously with the closing of the initial public offering, each outstanding share of Series A, B, C and D Preferred Stock was automatically converted into one share of common stock.

     On January 31, 2000, GoTo.com acquired Cadabra, an online comparison shopping service that we now call GoTo Shopping. Pursuant to the Agreement and Plan of Reorganization, GoTo.com acquired all of the outstanding shares of capital stock and assumed all outstanding options to acquire shares of capital stock of Cadabra, for $8.0 million in cash and 3,283,672 shares of GoTo.com common stock.

     On March 8, 2000, GoTo.com entered into an agreement to acquire all of the outstanding shares of capital stock and assume all of the outstanding options of AuctionRover.com, Inc., a one-stop resource for online auctions, for 3.47 million shares of GoTo.com common stock. The purchase would enable GoTo.com to carry listings of numerous other auction sites.

INDUSTRY OVERVIEW

     EVOLUTION OF INITIAL SEARCH SERVICES

     Search services enable consumers to search the Internet for a listing of Web sites based on a specific product, service or topic of interest. After e-mail, consumers use search services more than any other Internet application. Initially, these search services offered consumers the ability to efficiently locate desired information on Web sites. However, the companies who provide search services realized that increasing the number, frequency and duration of consumer visits to their sites, rather than sending consumers to other Web sites, yielded greater potential advertising and electronic commerce opportunities. Accordingly, these companies evolved into portals, or online media companies, that, in addition to search services, deliver a broad array of content and other services designed to keep consumers at their sites.

     CONSUMERS' UNMET SEARCH NEEDS

     We believe that consumers are not well served by current search offerings. Consumers want to quickly and easily locate relevant products, services and information. This desire is in conflict with the economic incentive of most search services, which require consumers to click-through multiple branches of a hierarchical directory before locating the relevant products, services and information. This unwieldy process benefits the search services that are now portals because they can earn additional advertising revenue by keeping consumers at their sites and exposing them to multiple pages through a prolonged search process.

     In addition, most portals assign search results to keywords in a way that often generates irrelevant search listings. Search services that rely upon automated search technology to catalog search results generally rely on invisible Web site descriptions or "meta tags" that are authored by Web site operators. Operators may freely tag their sites as they choose. Consequently, some operators tag their sites with popular search terms not relevant to their site because by doing so they may attract additional consumer attention at little or no marginal cost. In addition, many Web sites have similar tags, and automated search technology is not equipped to prioritize results in accordance with consumers' preferences. As a result of this conflict and the growth in the number of Web sites on the Internet, consumer searches now frequently generate hundreds and often even thousands of results, many of which may have little relevance to consumers' interests.

     LIMITATIONS OF TRADITIONAL INTERNET ADVERTISING

     Historically, traditional online advertising has failed to exploit many of the unique attributes of the Internet. To date, Internet advertising has primarily taken the form of banner or sponsorship advertisements which, like traditional media advertising, are typically priced with advertisers paying for exposures to potential consumers. This approach, which is called impression-based advertising, inefficiently exploits the Internet's direct marketing potential, resulting in low consumer click-through rates averaging less than approximately 0.5%, according to Nielsen//NetRatings. Advertisers therefore are paying for exposure to many viewers who are not interested in the product or service advertised. In addition, on the portals, where historically most advertising was placed, advertising frequently is sold on an exclusive basis, limiting the advertising opportunities for advertisers and limiting the number of advertisers who can participate.

     This appears to be changing, as industry trends, as reported by Forrester Research, show a decreased emphasis on broad based banner advertising on portals. Instead, we believe that advertisers will focus on more targeted marketing opportunities as they recognize they can offer a level of targetability, interactivity and measurability not generally available in other media. With the proper tools, Internet advertisers have the ability to target their messages to specific groups of consumers and receive prompt feedback as to the effectiveness of their advertising campaigns. Accordingly, the Internet can give advertisers the opportunity to develop one-to-one relationships with consumers worldwide without a local market presence.

     OUTSOURCED INTERNET SERVICES

     Like the portals, other Web sites seek to attract and retain consumer attention and maximize the revenue opportunity represented by that attention; however, all but the largest Web sites are limited in their ability to do so. Although Web sites other than AOL, msn.com and Yahoo currently represent approximately 85% of all page views on the Web, according to Forrester Research, Internet advertising is concentrated on the portals. As a result, other Web sites are disadvantaged in their efforts to monetize consumer attention.

     In an effort to more effectively capitalize on their consumer audiences and provide more valuable advertising vehicles, many Web sites are now outsourcing popular consumer services and content offerings. In traditional media such as television, radio and print, syndicated content has been widely used by local media in order to augment their core programming and, in so doing, extend their audience reach and retention. On the Internet, providers have emerged offering Web sites syndicated services such as search, e-mail and mapping as well as content such as stock quotes and news wires. Web sites use these offerings to enhance consumer usage, loyalty and retention.

     LIMITATIONS ON COMPARISON SHOPPING

     Recently, several shopping services have been introduced that offer consumers the ability to shop for products on the Internet. However, we believe these services have a limited number of advertisers and, consequently, limited offerings, and do not offer consumers the breadth of options they are seeking or the ability to search for products by different terms or attributes.

     THE NEED FOR A MORE EFFECTIVE ONLINE SHOPPING SERVICE

     Current online shopping comparison services lack the ability to directly compare multiple product features and attributes, limiting consumers' ability to make fully informed purchasing decisions. We believe that, because these services do not permit comparison on multiple product features, they do not permit advertisers to efficiently target consumers. Consequently, we believe there is a significant opportunity to extend our pay-for-placement model for Web search to a shopping comparison service, to further facilitate introductions between consumers and advertisers.

     THE NEED FOR AN ONLINE CONSUMER AND ADVERTISER MARKETPLACE

     Search on portals increasingly generates multiple pages of irrelevant results for consumers. At the same time, advertisers find it increasingly difficult to cost-effectively acquire qualified consumer leads on the Internet for many reasons, including the diffusion of consumer attention across the Internet, the concentration of online advertising on large

Web sites, the pricing of Internet advertisements on an impression basis with significant minimum expenditure requirements, and the frequent use of exclusive arrangements. This is particularly true for advertisers seeking to reach targeted markets, despite the unique abilities of the Internet to facilitate direct marketing. As a result, consumers' needs and advertisers' desires to meet those needs often go unmatched. GoTo.com believes there is a significant need for a sophisticated, distributed online marketplace to serve both of these constituencies by providing a targeted, cost-effective Internet advertising solution.

THE GOTO.COM SOLUTION

     We believe the GoTo.com marketplace offers consumers quick, easy and relevant search results for products, services and information, while providing advertisers with a cost-effective way to target them. We also believe our marketplace offers the same benefits to businesses searching for products, services and information on the Internet. Key elements of GoTo.com's solution include the following:

     SEARCH MADE SIMPLE. GoTo.com is dedicated to assisting consumers in easily finding what they are looking for on the Internet. GoTo.com does not fill its home page with banner advertisements, which cause clutter, distraction and confusion for users. Instead, the GoTo.com home page prominently features the GoTo.com search box, without distractions, which we believe enables consumers to easily execute their searches for products, services and information. In addition, our search results page contains an easily navigable directory to facilitate consumer search. By generating a list of 40 results per page, GoTo.com frequently allows consumers to locate a relevant destination site on the first page of results. GoTo.com believes it ensures relevant search results by reviewing and editing advertisers' site descriptions and requiring that advertisers appear only on search results pages that relate to their site. Furthermore, by foregoing exclusive advertising relationships and extraneous content, GoTo.com removes significant barriers and enables consumers to locate relevant information and pass quickly through GoTo.com to the desired information source.

     Since advertisers must pay for each click-through, or paid introduction, to their Web site, advertisers select and bid only on those search keywords that are most relevant to their offerings. These choices of keywords and bids are consistent with their economic incentive to secure high conversion rates, that is, to convert traffic into sales. GoTo.com believes that its pay-for-performance advertising model efficiently aligns advertiser and consumer interests, and improves a consumer's ability to quickly and easily find relevant search listings for products, services and information on the GoTo.com service. Consequently, we believe GoTo.com can provide more relevant and higher quality search results by requiring advertisers to assign a cost to their placement decisions.

     TARGETED PAY-FOR-PERFORMANCE ADVERTISING. Any advertiser in the GoTo.com marketplace is able to specifically target those consumers who are interested in the products, services or information offered by the advertiser. We believe GoTo.com enables highly efficient and cost-effective advertising expenditures. An advertiser pays only for consumers who elect to visit its Web site after searching targeted keywords on which the advertiser has bid. As a result, advertisers pay only for self-qualified leads rather than exposures to potential consumers, as with impression-based advertising.

     Advertisers maintain control on a real-time basis over the amounts of their bids for keywords they have selected and the aggregate amount spent on advertising with GoTo.com. As a result, advertisers are able to precisely control their costs of customer acquisition using the GoTo.com service. In addition, GoTo.com does not enter into exclusive advertising arrangements, thereby enabling access to the marketplace by all potential advertisers.

     OUR AFFILIATE NETWORK. By offering our search service to other Web sites, we have created a network of Web sites that have integrated the GoTo.com search service into their sites or that direct consumer traffic to the GoTo.com Web site. Web sites participating in our network, whom we call "affiliates," can provide Internet search capabilities with a search box on their sites, which generate GoTo.com search results while maintaining the look, feel and navigation features specific to the affiliates' sites. This enables affiliates to enhance their users' experience with search functionality and to generate additional revenue from the consumer audiences visiting their sites through the sale of advertising on search pages. The economics of these agreements vary from affiliate to affiliate. Because GoTo.com focuses on deriving its revenue primarily from search results rather than banner advertising, GoTo.com can provide these benefits without charging licensing or set-up fees and without competition for consumer attention for non-search content. GoTo.com's agreements with its affiliates are generally terminable at any time by either party. Through our network, we are building relationships with affiliates that are intended to increase the number of click-throughs delivered to advertisers, which would increase the value of the GoTo.com advertising proposition. For the quarter ended December 31, 1999, traffic from our affiliate network accounted for approximately 90% of all of GoTo.com's traffic. Of GoTo.com's total traffic, approximately 40% of the total traffic came from the browsers, Microsoft's Internet Explorer and Netscape, approximately 50% of the total traffic came from other affiliates and the remaining 10% of the total traffic came directly to the GoTo.com Web site.

     GOTO SHOPPING. Consistent with its dedication to assisting consumers to easily find what they are looking for on the Internet, GoTo.com has launched a highly targeted comparison shopping service that we call "GoTo Shopping." GoTo Shopping helps consumers learn about product features, and simplifies the consumers' process of finding desired products by automating product comparison across multiple attributes. By enabling consumers to search at the product level, GoTo Shopping creates more targeted, and therefore highly valuable, advertising opportunities for our advertisers. As with Web search, we will offer GoTo Shopping at our Web site as well as through our affiliate network, providing consumers with multiple points of access to the service, and advertisers with multiple points of distribution for, the advertisers' products.

GOTO.COM STRATEGY

     GoTo.com's objective is to expand participation and increase transactions in its online marketplace. We believe that a critical mass of advertisers, consumers and affiliates supports a self-reinforcing cycle that stimulates growth in the number of marketplace participants, which in turn can increase the efficiency of the GoTo.com service. We further believe that this efficiency will increase the competition for prominent search result placement on our search and shopping services and may, thereby, increase the amounts advertisers are willing to bid for participation in the GoTo.com marketplace. We believe that advertisers are attracted to GoTo.com as a result of the large number of opportunities to reach interested consumers, and that consumers are attracted to GoTo.com by the breadth of relevant advertiser links displayed on the GoTo.com service. A large and active base of paying advertisers increases GoTo.com's ability to generate comprehensive, relevant search results and to monetize consumer search requests. The resulting revenue opportunity provides the incentive for GoTo.com's affiliates to direct traffic to GoTo.com's Web site. Key elements of GoTo.com's strategy are:

     INCREASE ADVERTISERS THROUGH AUTOMATED SIGN UP. In the month of December 1999, the GoTo.com marketplace had over 21,000 paying advertisers. GoTo.com intends to substantially increase the number of paying advertisers using the GoTo.com marketplace primarily through the use of its online automated sign up form. To build further advertiser participation, GoTo.com will also leverage its reputation for pay-for-performance, direct response marketing among advertisers and their intermediaries, such as advertising consultants and media buyers. GoTo.com intends to reach these constituencies through multiple marketing channels, including targeted online marketing, mailings, sponsorship of Web sites where advertisers congregate, participation at trade shows, appearances in advertising industry periodicals and agreements with companies who refer advertisers to us. We believe that the GoTo.com marketplace is scalable and can support a broader and deeper array of advertisers than traditional online advertising solutions. Accordingly, GoTo.com intends to capture a significant share of the advertising from the growing number of new online businesses.

     EXPAND CONSUMER BASE WITH OUR AFFILIATE NETWORK. The GoTo.com marketplace had approximately 73 million paid introductions in the fourth quarter of 1999. GoTo.com intends to substantially increase the number of consumers participating in the GoTo.com marketplace by providing the GoTo.com search service to Web sites in our affiliate network.

     UTILIZE TECHNOLOGY TO FURTHER EXPAND OPERATIONS INFRASTRUCTURE. The services GoTo.com currently provides to advertisers include online account creation and keyword bidding, as well as a proprietary account maintenance product that allows advertisers to login to a secure Web site where they can perform account management functions such as adding funds to their accounts, viewing performance reports and changing their bids in real time. GoTo.com intends to utilize its technology to grow an efficient and scalable operations infrastructure enabling millions of billing events for hundreds of thousands of advertisers at a high quality service level and at a relatively low internal cost. In addition, GoTo.com plans to continue to enhance the services it provides to advertisers. GoTo.com intends to increasingly automate the sale of advertising, enabling advertisers to have greater control over, and satisfaction with, advertising on the GoTo.com marketplace. GoTo.com is able to reduce its cost of revenue and customer service costs because a majority of advertisers open and maintain their accounts with GoTo.com through an automated interface.

     DERIVE STRATEGIC ADVANTAGE FROM EFFICIENT COST STRUCTURE. GoTo.com believes that its business model provides a number of competitive advantages. The advertisers participating in the GoTo.com marketplace can provide their own Web site descriptions and, through competitive bidding, with bid amounts visible to all participants, rank and set the prices paid for their position in the search results and, consequently, the amounts they pay GoTo.com for each click on their search result. This reduces the costs GoTo.com must pay to perform these tasks. In addition, our business model does not require us to carry any physical inventory. GoTo.com is therefore able to direct the capital that would otherwise be used for these purposes towards growing our business, enhancing our services, building brand awareness and pursuing other strategic opportunities.

     EXPAND THE GOTO.COM SERVICE THROUGH ENHANCEMENTS TO OUR EXISTING SEARCH OFFERING. GoTo.com believes that its marketplace and business model can be successful in areas beyond our existing search offering. We have made a significant step in this direction with GoTo Shopping. In the past, Web search and shopping services have been operated as completely separate offerings and supported by different business models. GoTo.com's business model allows the creation of a completely unified and integrated user experience, benefiting consumers, advertisers and affiliates. GoTo Shopping allows GoTo.com to further enhance its marketplace by facilitating more targeted high-value introductions between consumers and advertisers.

     EXPAND THE GOTO.COM SERVICE INTO INTERNATIONAL MARKETS. GoTo.com believes that international consumers also desire quick, easy and relevant search results for products, services and information and that international advertisers can benefit from a cost-effective, targeted way to reach consumers using GoTo.com's pay-for-performance model. GoTo.com also believes that its automated advertiser sign-up technology, distributed affiliate network model and efficient cost structure will enable it to replicate its U.S.-based marketplace in other countries. Therefore, we intend to expand into the United Kingdom within the next 12 months.

THE GOTO.COM SERVICE

     SEARCH TOOL

     Consumers use the GoTo.com search service to locate desired providers of products, services and information. GoTo.com's home page features a prominent search box facilitating ease of use. In addition, consumers can access the GoTo.com service from the tens of thousands of Web sites that are affiliates. After entering a targeted keyword search, or performing a directory search, consumers are presented with a list of 40 search results per page. This relatively large number of results per page frequently enables one-page searches. In addition, our search results page also contains an easily navigable directory to facilitate consumer search. Consumers then access the desired Web site by clicking on the hypertext links included in the search results. To further assist consumers in locating desired Web sites, GoTo.com search results pages include suggested related searches.

     Consumers using the GoTo.com search service can access GoTo Shopping as well. While using GoTo Shopping, consumers access a proprietary data normalization technology called Dynamic Data Integration (DDI). DDI is a parametric search engine that allows consumers to comparison shop online by using everyday shopping terminology and techniques. We believe DDI solves the difficult problem of integrating disparate databases, enabling accurate, relevant product comparisons on price, product and detailed product attributes. Consumers using GoTo Shopping can comparison shop, educate themselves on product features and then find the Web sites that offer the product with the specified features and price points.

     AUCTION FOR PRIORITY PLACEMENT OF SEARCH RESULTS

     GoTo.com search results for the search service are, and we intend that the search results for GoTo Shopping will be, prioritized for consumers based on advertiser bids for placement of their search listings within the search results. Paying advertisers are listed in descending bid order, with the highest bidder appearing at the top of the search results. Bids are expressed as the amount advertisers pay GoTo.com for each paid introduction. Based on GoTo.com search data, a disproportionate number of GoTo.com consumers click on the first, second or third Web sites listed. Following paid priority results of the search service, GoTo.com offers a listing of Web sites generated by traditional search technology currently provided through a partnership agreement with Inktomi Corporation.

     Advertiser bid amounts are displayed next to each search result. By disclosing bids to both consumers and other advertisers, GoTo.com promotes an open and efficient marketplace. Using the open bidding information, advertisers are able to determine the bids necessary to achieve their desired ranking, which enables competition among advertisers and promotes greater relevancy for consumers.

     ADVERTISING ON GOTO.COM

     GoTo.com offers a self-service, online form where advertisers can sign up and bid for search listings, which we intend to expand for GoTo Shopping listings. Potential advertisers find the GoTo.com Web site directly or through custom offer pages on our affiliates' sites. On the welcome page of the sign up form, potential advertisers are able to access a frequently asked questions page that contains information about GoTo.com's guidelines for crafting relevant search results, instructions for opening a new account and account maintenance information.

     As part of the sign up process, advertisers enter basic contact information and select a unique user ID and password for accessing and maintaining account information online using GoTo.com's proprietary account maintenance product. Each advertiser also enters keywords on which it wishes to bid, the bid amounts and information about the advertiser's Web site including a title customized for the applicable keyword, a description of its Web site offerings and information necessary for hypertext linking. Advertisers are only required to provide a textual description of their offerings, as opposed to labor-intensive graphics and other multimedia content, which significantly enlarges the number of potential participants.

     During the sign up process, advertisers also enter payment information. Advertisers must currently commit to a minimum initial payment of $25.00. An advertiser may choose to pay by check or credit card. After entering payment information, advertisers are presented with the terms and conditions of advertising on the GoTo.com service, which must be accepted before an order is processed. After the advertiser accepts these terms, a confirmation screen appears with a tracking number for the advertiser's convenience. If an advertiser contacts GoTo.com's customer service, the tracking number enables us to quickly find the advertiser's enrollment application. Once the sign up process has been completed, the advertiser receives a confirmation by e-mail that GoTo.com received the sign up form.

     By automating the sale and maintenance of advertising accounts, GoTo.com enables advertisers to have greater control over, and satisfaction with, the advertising process, while simultaneously reducing GoTo.com's cost of revenue. GoTo.com also employs an experienced sales and support team to attract large accounts, to review advertising for relevancy and to assist advertisers in cases where more personal attention is required.

     GoTo.com offers advertisers a variety of payment plans to ensure that advertisers maintain sufficient funds in their GoTo.com account and remain active on the service. Advertisers on the GoTo.com service may pay for advertising in advance, or for qualified accounts, may elect to be invoiced. GoTo.com notifies advertisers using its service by e-mail when account balances are running low. Advertisers who prepay may authorize GoTo.com to either charge them on a monthly basis to refresh their account or charge them an additional fixed amount each time their account approaches a zero balance.

     To promote fairness and efficiency, GoTo.com has adopted marketplace rules and policies. For example, advertisers are not permitted to bid on search results unrelated to their Web site offerings, use false or misleading advertising, or engage in defamation, harassment or other illegal activity. Each advertiser's compliance with these rules and policies is enforced in part by other advertisers participating in the service. The GoTo.com service also uses proprietary fraud protection systems that are designed to bill advertisers only for genuine click-throughs by consumers.

MARKETING, SALES AND SERVICE

     GoTo.com attracts consumers through direct marketing efforts, as well as through our affiliate network. Direct marketing efforts include banner advertisements incorporating the GoTo.com search box on several major Web sites as well as traditional offline advertising. Our sales and marketing contracts with other Web sites provide that we pay these Web sites to direct traffic to the GoTo.com service through online links placed on their sites, some in the form of banner advertisements, promoting our service. In addition to online marketing with high-traffic Web sites, GoTo.com has established relationships with browsers that offer GoTo.com search functionality as a default search service in rotation with other providers of search functionality.

     Web sites may participate in our affiliate network in several ways:

     First, affiliate sites can place a GoTo.com search box on their site and earn a payment for each consumer that conducts a search and is delivered to the GoTo.com search results. Affiliates interested in receiving payment for directing traffic to GoTo.com's Web site fill out an application form at our site. Once the application form is accepted, the affiliate receives a confirmation e-mail from us, which directs the affiliate to a Web site where it can obtain a search box to place on its site. At this Web site, the affiliate can also obtain user traffic information and revenue reports. GoTo.com offers affiliates several different search box options. Once an affiliate selects a search box, it receives a tracking ID that enables GoTo.com, with assistance from a third party provider, to track traffic from the affiliate to GoTo.com.

     Second, GoTo.com generates traffic on its service by syndicating the GoTo.com search service to other sites. Through this part of our affiliate network, a consumer queries the GoTo.com search service at an affiliate's Web site and receives search results with or without leaving the affiliate's site at the affiliate's choice.

     The economic arrangement for this offering of our service generally vary and range from:

     - payment for impression of our search results;

     - payment for impression of our search box;

     - payment for searches done on our service; and

     - payment for clicks on our search results.

     Affiliates electing to host GoTo.com search functionality on their sites can take advantage of any or all of the following benefits:

     - acquire turnkey search service without the need to develop and manage it in-house;

     - generate revenue without the costs and challenges associated with building and maintaining their own advertising sales force;

     - enable rapid implementation of search functionality with no out-of-pocket investment; and

     - build and maintain brand loyalty by delivering content with the look, feel and navigation features specific to each affiliate, creating the impression to consumers that they have not left the affiliate's site.

     In addition, as part of our affiliate network, we have established contracts with Web sites that aggregate the search offerings of several providers of search services. These contracts provide that our search service is included in the aggregated search offerings on these sites. We also have entered into contracts with providers of Internet browsers, like Microsoft Internet Explorer and Netscape Communicator, which provide that our search service is offered on the browser's search page or as part of the browser's search functionality. We also have entered into contracts with Internet Service Providers (ISPs) in which our search service is featured to the ISPs' users. These contracts with other Web sites, browser providers and ISPs are typically short term, generally expiring within two years or less. Our costs for traffic under these contracts vary widely and are generally incurred on either a per impression basis where we pay a specified amount for each consumer who views the Web page upon which the search service is placed, or a click-through basis where we pay for each consumer who clicks through to our service. Set forth below are descriptions of certain of our existing agreements with Web sites and browser providers.

     Netscape Premier Provider Agreement: On July 1, 1999, GoTo.com and Netscape entered into a one-year agreement under which GoTo.com became one of Netscape's premier search and directory service providers on the Netscape browser. GoTo.com also agreed to pay Netscape for cumulative search session traffic in excess of a minimum payment based on a fixed rate per search session. Cumulative search session traffic has not exceeded the minimum payments as of the year ended December 31, 1999.

     Microsoft: On January 18, 2000, GoTo.com and Microsoft entered into a one-year agreement. Under the terms of the agreement, Microsoft will include GoTo.com along with other search engines among the choices of search engines provided to users of their Internet Explorer 4 and Internet Explorer 5 browsers. GoTo.com paid a fixed amount for the term of the agreement. Microsoft is under no obligation to deliver a specified number of impressions or searches. We anticipate that traffic from this source will continually diminish throughout the year and that eventually we will receive no traffic from Internet Explorer 4 and Internet Explorer 5.

     EarthLink: In September 1999, EarthLink and GoTo.com entered into a two-year agreement beginning in January 1, 2000, that would provide for GoTo.com to be the default provider of search engine services on the EarthLink site. Under the agreement, EarthLink agreed to provide a minimum number of referrals during the initial term and renewal term, if any. In addition to the minimum payment, GoTo.com agreed to pay EarthLink a fixed rate per referral for referrals in excess of the minimum each month.

     MindSpring: On December 1, 1999, MindSpring and GoTo.com entered into a one-year agreement under which GoTo.com search boxes and search links were placed on MindSpring's Web sites. GoTo.com agreed to pay MindSpring a fixed rate per click-through.

     OneMain: On November 7, 1999, OneMain and GoTo.com entered into an agreement effective through December 31, 2001 under which GoTo.com shall be the exclusive search provider for all of OneMain's Web sites. Under the agreement, GoTo.com agreed to pay OneMain a fixed rate for each search. The rate for each search increases incrementally when the cumulative number of searches exceeds agreed-upon levels.

     Dogpile: On April 1, 1999, GoTo.com and Dogpile entered into a one-year agreement, which continues there-after until terminated by either party upon 30 days' written notice. Under the agreement, Dogpile shall position GoTo.com's search results on the first page of all Dogpile's meta-search results. GoTo.com agreed to pay Dogpile a fixed rate for each search.

     GoTo.com estimates that it had approximately 15.5 million unique users for the month of December 1999. In the quarter ended December 31, 1999, traffic from our affiliate network accounted for approximately 90% of all of GoTo.com's traffic. Of GoTo.com's total traffic, approximately 40% of the total traffic came from the browsers, Microsoft's Internet Explorer and Netscape, approximately 50% of the total traffic came from other affiliates and the remaining 10% of the total traffic came directly to the GoTo.com Web site.

     To build further advertiser participation, GoTo.com will leverage its reputation for pay-for-performance, direct response marketing among advertisers and their intermediaries, such as advertising consultants and media buyers. GoTo.com intends to reach these constituencies through multiple marketing channels, including targeted online marketing, mailings, sponsorship of Web sites where advertisers congregate, participation at trade shows and appearances in advertising industry periodicals. GoTo.com also enters into referral agreements with companies that receive payment for each advertiser that they refer to us who become an advertiser of our service.

TECHNOLOGY

     The GoTo.com technical operating environment is designed to provide the best search experience on the Internet to our consumers, advertisers and affiliates. GoTo.com intends to continue investing in its technology infrastructure to maintain and enhance its competitive advantage.

     GoTo.com makes its services available to advertisers and consumers through a combination of its own proprietary technology and commercially available technology from industry leading providers such as Sun Microsystems, Cisco, Oracle, Informix and Silknet. GoTo.com also relies upon GlobalCenter (formerly Frontier Global Center), a third party located in Sunnyvale, California, to provide Web hosting services, including hardware support and service and network coordination. GoTo.com also maintains its data warehouse at this third party's facilities. Any disruption in the Internet access or other services provided by this third party could have a material adverse effect on our business. Accordingly, our research and development efforts include the development and implementation of business continuity and disaster recovery systems, improvement of data retention, backup and recovery processes and systems and standardization of technology platforms.

     GoTo.com intends to expand its matching capabilities and increase search targetability. Consumers using the GoTo.com search service can access GoTo Shopping as well. While using GoTo Shopping, consumers access a proprietary data normalization technology, DDI. DDI is a parametric search engine that allows consumers to comparison shop online by using everyday shopping terminology and techniques. We believe DDI solves the difficult problem of integrating disparate databases, enabling accurate, relevant product comparisons on price, product and detailed product attributes. Consumers using GoTo Shopping can comparison shop, educate themselves on product features and then find the Web sites that offer the product with the specified features and price points.

COMPETITION

     The market for Internet products, services and advertising is new, rapidly evolving and intensely competitive. Currently, GoTo.com has no direct competition of any significant scale. That is, there are currently no other meaningful companies providing Web site search results that are ordered by bid price and set by advertisers bidding for priority placement in an ongoing auction. However, GoTo.com potentially competes with many other providers of Web directories, search and information services, as well as traditional media, for consumer attention and advertising expenditures. We expect competition to intensify in the future. Barriers to entry may not be significant, and current and new competitors may be able to launch new Web sites at a relatively low cost. Accordingly, we believe that our success will depend heavily upon achieving significant market acceptance before our competitors and potential competitors introduce competing services.

     GoTo.com competes with online services, other Web sites and advertising networks such as DoubleClick Inc. and 24/7 Media, Inc., as well as traditional offline media such as television, radio and print for a share of advertisers' total advertising budgets. We believe that the number of companies selling Web-based advertising and the available inventory of advertising space has recently increased substantially. Accordingly, GoTo.com may face increased pricing pressure for the sale of advertisements and direct marketing opportunities, which could adversely affect our business and operating results.

     GoTo.com also competes with providers of Web directories, search, shopping and information services, all of whom offer services competitive with GoTo.com, including, among others, AltaVista, Amazon.com, Inc. America Online, Inc. (AOL.com, Netfind and Netscape Netcenter), Ask Jeeves, Inc., CNET, Inc. (NBCi and mySimon Inc.), DealTime.com, Excite@Home, Inc. (including WebCrawler and Magellan), Google, Inc., Inktomi Corporation, LookSmart, Ltd., Lycos, Inc. (including HotBot), Microsoft Corporation (LinkExchange, Inc. and msn.com), OpenDirectory, Inc., ShopNow.com Inc. (bottomdollar.com), The Walt Disney Company (Go.com) and Yahoo! Inc. In addition, we expect that other companies will offer directly competing services in the future.

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

INTELLECTUAL PROPERTY, PROPRIETARY RIGHTS AND LICENSES

     Our services operate in part by making Internet services and content available to our users. This creates the potential for claims to be made against us, either directly or through contractual indemnification provisions with third parties. These claims might, for example, be made for defamation, negligence, copyright, trademark or patent infringement, personal injury, invasion of privacy or other legal theories. Allegations are made against us from time to time concerning these types of claims. Any claims could result in costly litigation and be time consuming to defend, divert management's attention and resources, cause delays in releasing new or upgrading existing services or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. There can be no assurance that our services do not infringe the intellectual property rights of third parties. A successful claim of infringement against us and our failure or inability to license the infringed or similar technology could adversely affect our business.

     GoTo.com seeks to protect its proprietary rights, but its actions may be inadequate to protect its trademarks or other proprietary rights or to prevent others from claiming violations of their proprietary rights. GoTo.com has filed for patents to protect proprietary technology that it is using or developing; however, we cannot be assured that we will be granted these patents or that we will successfully defend them, should a claim arise. GoTo.com enters into confidentiality agreements with its employees and consultants and generally controls access to and distribution of its proprietary information. We also enter into non-disclosure agreements with third parties to whom we disclose confidential information. Despite GoTo.com's efforts to protect its proprietary rights from unauthorized use or disclosure, parties may attempt to disclose, obtain or use its proprietary information. Third parties may infringe or misappropriate GoTo.com's proprietary rights, which could have a material adverse effect on GoTo.com's business, results of operations and financial condition.

     We seek to protect our copyrights, service marks, trademarks, trade dress and trade secrets through a combination of laws and contractual restrictions, such as confidentiality agreements. For example, we attempt to register our trademarks and service marks in the United States. However, effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are made available online. Because we are devoting significant resources to building our brand, through media advertising campaigns, if we are not granted registered status for the trade and service marks for which we have applied, or if we are unable to defend our intellectual property rights, our business may be materially and adversely affected.

     We are engaged in litigation that will be expensive to pursue and will be distracting to our management and other employees. Any adverse developments resulting from this litigation could seriously harm our business. We believe that The Walt Disney Company and certain of its affiliates, including Infoseek Corporation, are infringing our GoTo.com logo. On February 18, 1999, we sued these companies and two affiliated companies in the United States District Court for the Central District of California alleging violation of federal trademark law and unfair competition. Our lawsuit is based on the use by these companies of a "GO" design mark to provide Internet services, including a search engine in connection with their "Go Network." We are seeking to prevent these companies from using this "GO" design mark as well as other remedies. We cannot assure you that the outcome of this litigation will be favorable to us. For example, we may not prevail and be able to stop these companies from causing confusion among consumers and advertisers through continued use of the "GO" design mark. The defendants have asserted counterclaims against GoTo.com. GoTo.com believes that the counterclaims are without merit and will defend against them vigorously. An unfavorable result could affect the value of the GoTo.com logo or even prevent us from using the GoTo.com logo.

     On November 12, 1999, the federal district court in Los Angeles preliminarily enjoined The Walt Disney Company, Infoseek and related companies from using their Go

Network logo. On November 18, 1999, the Ninth Circuit Court of Appeals granted the defendants' motion for a stay of the preliminary injunction pending appeal and the defendants were permitted to use the Go Network logo while the Ninth Circuit reviewed the district court's preliminary injunction order. GoTo.com and the defendants briefed the appeal during December, and the Ninth Circuit heard oral arguments on the matter on January 19, 2000. On January 27, 2000, the Ninth Circuit vacated the stay and reinstated the preliminary injunction. No trial date has been set, and despite the issuance of the preliminary injunction, we cannot assure you that we will ultimately prevail in this litigation.

EMPLOYEES

     GoTo.com had 317 full-time employees as of February 29, 2000. As of February 29, 2000, GoTo.com's employees were comprised of 76 people who are engaged in technical operations and product development, 138 in marketing, sales and service, 69 in finance, administration and operations and 34 in GoTo Shopping. Marketing, sales and service employees include customer service representatives, salespeople, sales administration personnel, marketing and communications personnel and creative services personnel.

ITEM 2. PROPERTIES

     GoTo.com leases approximately 58,000 square feet of office space in Pasadena, California and approximately 12,000 square feet of office space in San Mateo, California. With the exception of additional space in San Mateo for operations associated with GoTo Shopping, GoTo.com believes its current facilities in Pasadena will be adequate to sustain the anticipated increase in headcount for the next fiscal year.

ITEM 3.  LEGAL PROCEEDINGS

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

     On November 12, 1999, the federal district court in Los Angeles preliminarily enjoined The Walt Disney Company, Infoseek and related companies from using their Go Network logo. On November 18, 1999, the Ninth Circuit Court of Appeals granted the defendants' motion for a stay of the preliminary injunction pending appeal and the defendants were permitted to use the Go Network logo while the Ninth Circuit reviewed the district court's preliminary injunction order. GoTo.com and the defendants briefed the appeal during December, and the Ninth Circuit heard oral arguments on the matter on January 19, 2000. On January 27, 2000, the Ninth Circuit vacated the stay and reinstated the preliminary injunction. No trial date has been set, and despite the issuance of the preliminary injunction, we cannot assure you that we will ultimately prevail in this litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by Item 10 of Form 10-K with respect to executive officers of the Company is set forth below. The following table sets forth certain information with respect to the executive officers of GoTo.com as of February 29, 2000.


       NAME                                               AGE   POSITION
       ----                                               ---   --------
       Jeffrey S. Brewer...............................   30    Executive Chairman of the Board
       Ted Meisel......................................   36    Chief Executive Officer and President
       Todd Tappin.....................................   38    Chief Financial Officer
       Harry Chandler..................................   46    Executive Vice President
       Stephanie A. Sarka..............................   36    Senior Vice President of Marketing
       James B. Gallinatti Jr..........................   43    Senior Vice President of Sales and Services


----------

     Jeffrey S. Brewer has served as Executive Chairman of the Board since February 2000 and as a Director since June 1998. From March 1998 to January 2000, he served as Chief Executive Officer, and from March 1998 to May 1999 he also served as President. From August 1995 to January 1998, he was a founder and served as Chief Technology Officer of Ticketmaster Online-CitySearch, Inc. (formerly CitySearch, Inc.), an online provider of city guides and live-event ticketing. From June 1994 to August 1995, he served as Manager of Online Development at Knowledge Adventure, Inc., an educational software developer of multimedia CD-ROMs for children. Mr. Brewer received his B.A. in Economics from Southern Methodist University.

     Ted Meisel has served as a Director and as Chief Executive Officer since February 2000 and he has served as President since May 1999. From December 1998 until January 2000, he also served as Chief Operating Officer. From April 1996 to November 1998, he served in a variety of roles at Ticketmaster Online-CitySearch, Inc. (formerly CitySearch, Inc.), an online provider of city guides and live-event ticketing, most recently as Vice President of the Products and Technology Group. From November 1991 to March 1996, he worked at McKinsey & Company, a management consulting firm, most recently as an Engagement Manager. Mr. Meisel holds a B.A. in History from Dartmouth College and a J.D. from Stanford Law School.

     Todd Tappin has served as Chief Financial Officer since October 1998. From March 1992 to October 1998, Mr. Tappin served as Senior Vice President of Finance for News Corp.-Twentieth Century Fox, where he oversaw all Finance, Strategic Planning and Business Development for the Home Entertainment and Interactive Divisions, and as the General Manager of Twentieth Century Fox's Home Entertainment Division in Canada. Mr. Tappin began his professional career as a certified public accountant at Deloitte, Haskins and Sells. He holds a B.S. in Business from the University of Colorado.

     Harry Chandler has served as Executive Vice President since March 1999. From April 1994 to March 1999, he served as Director of New Business Development at the Los Angeles Times. From 1991 to 1994, he served as President of Dream City Films. Mr. Chandler holds a B.A. in Communications from Stanford University.

     Stephanie A. Sarka has served as Senior Vice President of Marketing since March 1998. From March 1993 to September 1997, Ms. Sarka worked for Mark Cross, the American luxury goods brand, where she served first as Senior Manager of Product Management, then as Director of Merchandise Planning & Brand Development, then as Divisional Vice President & General Manager. Ms. Sarka holds a B.A. in Economics from Stanford University and a M.B.A. from Harvard Business School.

     James B. Gallinatti Jr. has served as Senior Vice President of Sales and Service since March 1998. From May 1996 to September 1997, Mr. Gallinatti served as Vice President of Sales and Marketing at Austin James, Inc., a consumer software company. From June 1986 to July 1995, he worked for Lotus Development Corporation in a variety of roles, including West Coast Regional Director of Sales from March 1990 to June 1994, and Director of Marketing for cc:Mail from June 1994 to July 1995. Mr. Gallinatti received his B.A. in Human Biology from Stanford University.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has been quoted on the Nasdaq National Market under the symbol "GOTO" since June 18, 1999. Prior to that time, there was no public market for our common stock. According to records of our transfer agent, there were approximately 651 stockholders of record as of February 29, 2000. The following table sets forth the high and low per share prices of our common stock as reported on the Nasdaq National Market for the periods indicated:

                                             High Price         Low Price
                                          ---------------     --------------
  Fiscal 1999:
     Fourth Quarter                           $  114.500        $  46.375
     Third Quarter                            $   69.875        $  20.625
     Second Quarter (from June 18, 1999)      $   28.500        $  20.000

     We have not paid dividends and do not anticipate declaring dividends on our Common Stock in the foreseeable future.

     During the quarter ended December 31, 1999, we used approximately $5.9 million of the proceeds from our initial public offering to fund on-going operations and capital expenditures for computer hardware, software and leasehold improvements.

     On January 31, 2000, GoTo.com acquired Cadabra, an online comparison shopping service. Pursuant to the Agreement and Plan of Reorganization, GoTo.com acquired all of the outstanding shares of capital stock and assumed all outstanding options to acquire shares of capital stock of Cadabra, for $8.0 million in cash and 3,283,672 shares of GoTo.com common stock, including 214,833 shares to be issued upon the exercise of options assumed. As of January 31, 2000, 3,068,840 shares of GoTo.com common stock were issued to Cadabra stockholders. The remaining balance will be issued upon the exercise of options to purchase GoTo.com common stock.

ITEM 6:                      SELECTED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

      The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements appearing elsewhere in this Form 10-K. The statements of operations data set forth below for the years ended December 31, 1999 and 1998 and the period from September 15, 1997 (inception) to December 31, 1997 and the balance sheet data at December 31, 1999 and 1998 are derived from our audited financial statements included elsewhere in this Form 10-K. The balance sheet data at December 31, 1997 is derived from our audited financial statements not included elsewhere in this Form 10-K. The statements of operations data for the three-month periods ended December 31, 1999, September 30, 1999, June 30, 1999 and March 31, 1999 are derived from our unaudited interim financial statements not included elsewhere in this Form 10-K. In our opinion, these unaudited financial statements have been prepared on the same basis as our audited financial statements and reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our results of operations and financial position for these periods. The historical results are not necessarily indicative of results to be expected for any future period.


                                                             SEPTEMBER 15, 1997              THREE MONTHS ENDED
                                              YEAR ENDED       (INCEPTION) TO               ---------------------
                                             DECEMBER 31,        DECEMBER 31,   DEC. 31,    SEPT. 30,    JUNE 30,     MAR. 31,
                                          1999         1998         1997         1999         1999         1999         1999
                                        --------     --------     --------     --------     --------     --------     --------
STATEMENT OF OPERATIONS DATA:
  Revenue ..........................  $ 26,809       $    822     $     22     $ 13,298     $  8,428     $  3,632     $  1,451
  Cost of revenue ..................     6,213          1,429            6        1,971        1,940        1,345          957
                                      --------       --------     --------     --------     --------     --------     --------
  Gross profit (loss) ..............    20,596           (607)          16       11,327        6,488        2,287          494
  Operating expenses:
    Marketing, sales and service ...    34,459          9,645           65       14,250        9,852        5,743        4,614
    General and administrative(a) ..    12,467          1,655           24        4,366        4,122        2,424        1,555
    Product development(a) .........     3,689          1,232           46        1,035        1,155          979          520
    Amortization of deferred
      compensation .................     3,585          1,199           --          599          586        1,103        1,297
                                      --------       --------     --------     --------     --------     --------     --------
  Total operating expenses .........    54,200         13,731          135       20,250       15,715       10,249        7,986
                                      --------       --------     --------     --------     --------     --------     --------
  Loss from operations .............   (33,604)       (14,338)        (119)      (8,923)      (9,227)      (7,962)      (7,492)
    Interest income ................     3,777            316           --        1,644        1,605          396          132
    Other income, net ..............       566             --           --           40           --          526           --
                                      --------       --------     --------     --------     --------     --------     --------
  Loss before provision for income
    taxes ..........................   (29,261)       (14,022)        (119)      (7,239)      (7,622)      (7,040)      (7,360)
  Provision for income taxes .......         1              1            1            1           --           --           --
                                      --------       --------     --------     --------     --------     --------     --------
  Net loss .........................  $(29,262)      $(14,023)    $   (120)    $ (7,240)    $ (7,622)    $ (7,040)    $ (7,360)
                                      ========       ========     ========     ========     ========     ========     ========
  Pro forma net loss per share .....  $  (0.77)      $  (0.75)          --     $  (0.17)    $  (0.18)    $  (0.20)    $  (0.24)
                                      ========       ========     ========     ========     ========     ========     ========
  Historical basic and diluted net
    loss per share .................  $  (1.04)      $  (1.36)    $  (0.01)    $  (0.17)    $  (0.18)    $  (0.46)    $  (0.68)
                                      ========       ========     ========     ========     ========     ========     ========
  Weighted average shares used to
    compute pro forma net loss per
    share(b) .......................    38,219         18,714           --       43,263       42,985       35,823       30,387
  Weighted average shares used to
    compute historical basic and
    diluted net loss per share(b) ..    28,207         10,296        9,869       43,263       42,985       15,264       10,894


                                                                                   DECEMBER 31,
                                                                       ------------------------------------
                                                                         1999          1998          1997
                                                                       ---------     --------      --------
                                                                                  (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash, cash equivalents and short-term and long-term investments ..   $110,255      $ 16,357      $     87
  Working capital ..................................................     95,165        15,215            18
  Total assets .....................................................    129,512        19,969           214
  Long-term capital lease obligations ..............................        768           183            --
  Total stockholders' equity .......................................   $112,774      $ 16,397      $    123

--------

(a) Included in general and administrative and product development expenses are non-cash charges related to common stock and warrants issued as compensation to non-employees totaling $246,000, and $370,000 for the years ended December 31, 1999 and 1998, respectively.

(b) See Note 1 of Notes to the Financial Statements for an explanation of the determination of the number of shares used in computing per share data for the years ended December 31, 1999 and 1998 and for the period from inception to December 31, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS DOCUMENT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. WE USE WORDS SUCH AS "ANTICIPATES," "BELIEVES," "PLANS," "EXPECTS," "FUTURE" AND "INTENDS" AND SIMILAR EXPRESSIONS TO IDENTIFY FORWARD-LOOKING STATEMENTS. YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH APPLY ONLY AS OF THE DATE OF THIS DOCUMENT. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE IN OUR FORWARD-LOOKING STATEMENTS FOR MANY REASONS, INCLUDING WITHOUT LIMITATION THE RISKS DESCRIBED IN "RISKS THAT COULD AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS," BELOW.

OVERVIEW

     GoTo.com operates an online marketplace that introduces consumers and businesses who search the Internet to advertisers, who provide products, services and information. Advertisers participating in our marketplace include retail merchants, wholesale and service businesses and manufacturers. We facilitate these introductions through our search service, which enables advertisers to bid in an ongoing auction for priority placement in our search results. Priority placement means that the search results appear on the page ranked in descending order of bid price, with the highest bidder's listing appearing first. Each advertiser pays GoTo.com the amount of its bid whenever a consumer clicks on the advertiser's listing in our search results. Advertisers pay GoTo.com for each click-through, so advertisers bid only on keywords relevant to the products, services or information that they offer. Because each advertiser chooses the bid amount and advertisement placement that is optimal for its business, we believe the GoTo.com marketplace provides advertisers with a cost-effective way to target consumers. Consumers access the GoTo.com search service both at our Web site and through our affiliates, a network of Web sites that have integrated the GoTo.com search service into their sites or that direct consumer traffic to our site. On January 31, 2000, GoTo.com acquired Cadabra Inc. (Cadabra), an online comparison shopping service that we now call "GoTo Shopping." We believe GoTo Shopping further facilitates introductions between consumers and advertisers. GoTo Shopping simplifies the consumers' process of finding desired products by automating product comparison across multiple attributes. By enabling consumers to search at the product level, GoTo Shopping creates more targeted, and therefore highly valuable, advertising opportunities for our advertisers. As with Web search, we will offer GoTo Shopping at our Web site as well as through our affiliate network, providing consumers with multiple points of access to, and advertisers with multiple points of distribution for, the advertisers' products.

     A large and growing number of consumers using the GoTo.com search service at our Web site and at our affiliates' Web sites across the Internet increases the incentive for advertisers to bid in the GoTo.com marketplace. In turn, a breadth of relevant advertiser links increases the value to consumers of using the GoTo.com search service. Consequently, we believe a large and active base of advertisers, consumers and affiliates in our marketplace can stimulate growth in bidding, searches and paid introductions.

     Our revenue consists of search listing advertisements and banner advertisements. The Company has no barter transactions. For the year ended December 31, 1999, banner advertisement revenue constituted less than 10 percent of our revenue. Search listing advertisement revenue is determined by multiplying the number of click-throughs on paid search results by the amounts bid for applicable keywords. Search listing revenue is recognized when earned based on click-through activity to the extent that the advertiser has deposited sufficient funds with us or collection is probable. Banner advertisement revenue is recognized when earned under the terms of the contractual arrangement with the advertiser or advertising agency, provided that collection is probable.

     Our revenue is determined primarily by the number of paid introductions, that is the result of the number of times consumers click on advertisers' listings, multiplied by the bid price for those listings. The number of paid introductions for each of the last six fiscal quarters is as follows:

       NUMBER OF PAID INTRODUCTIONS          FOR THE QUARTER ENDED
       ----------------------------          ---------------------
73 million.................................  December 31, 1999
54 million.................................  September 30, 1999
31 million.................................  June 30, 1999
15 million.................................  March 31, 1999
 7 million.................................  December 31, 1998
 2 million.................................  September 30, 1998

     The average price per paid introduction results from advertisers' online bidding for priority placement in the search results. The average price per paid introduction for each of the last six fiscal quarters is as follows:

             AVERAGE PRICE PER
             PAID INTRODUCTION               FOR THE QUARTER ENDED
             -----------------               ---------------------
$0.17......................................  December 31, 1999
 0.14......................................  September 30, 1999
 0.11......................................  June 30, 1999
 0.08......................................  March 31, 1999
 0.05......................................  December 31, 1998
$0.03......................................  September 30, 1998

     We believe the quarterly number of paid introductions and average price per paid introduction listed above are not necessarily indicative of future results and that the periods prior to the three-month period ended September 30, 1998 are not relevant because our service was only in its initial stage. It is difficult to forecast the future growth of the average price per paid introduction, as advertisers, rather than GoTo.com, determine the price paid. We do not anticipate our historical growth rate to continue. Our growth rate and results depend on our ability to continue to increase the number of advertisers who use our service, the amount our advertisers spend on our service and the number of consumers who use our service. We anticipate these variables to fluctuate, affecting our growth rate and results.

     GoTo.com was incorporated in September 1997 and has a limited operating history. We launched a proof-of-concept version of our search service in the fiscal year ended December 31, 1997. Our pay-for-performance service was announced in February 1998, and following further proof-of-concept testing, was officially launched on June 1, 1998. We launched GoTo Shopping in February 2000. GoTo.com has devoted significant resources to launching its search service, including developing an infrastructure and building a management team. GoTo.com's losses for the year ended December 31, 1999 and 1998 were approximately $29.3 million and approximately $14.0 million, respectively.

     We believe that our search and shopping services will be more attractive to advertisers as more consumers use it for their search needs and more attractive to consumers as more advertisers bid for placement in our search and shopping results. A significant component of our expenses consists of costs incurred to attract consumers to our service. We primarily attract consumers through our affiliate network, as well as through online and offline marketing, including radio, print, television and outdoor advertising. We expect to continue to rely upon these sources for a significant proportion of consumer searches conducted on our service. Our future success is dependent upon increasing the revenue we derive from this traffic.

     As a result of our acquisition of Cadabra and our pending acquisition of AuctionRover.com, Inc., we believe our cost of revenue; marketing, sales and service expenses; general and administrative expenses and product development expenses will increase as we integrate and maintain our shopping service. In addition, we will incur charges to operations with respect to the amortization of goodwill and other intangible assets, and the expense related to in-process research and development.

Acquisition of Cadabra

     On January 31, 2000, GoTo.com acquired Cadabra, an online comparison shopping service. Pursuant to the Agreement and Plan of Reorganization, GoTo.com acquired all of the outstanding shares of capital stock and assumed all outstanding options to acquire shares of capital stock of Cadabra, for $8.0 million in cash and 3,283,672 shares of GoTo.com common stock, including 214,833 shares to be issued upon the exercise of options assumed by GoTo.com. The acquisition was accounted for as a purchase. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values as determined by GoTo.com at the date of the acquisition. The total purchase price of the acquisition was approximately $263.1 million and consisted of cash of $8.0 million; GoTo.com common stock of $252.5 million valued at the closing price of GoTo.com's common stock on the date the acquisition exchange ratio was set, net of expected proceeds from the exercise of Cadabra stock options assumed by GoTo.com; and acquisition costs of $2.6 million, primarily for investment banking, legal and accounting costs. Of the purchase price, $7.6 million was assigned to in-process research and development to be expensed immediately following the consummation of the acquisition, $6.0 million was assigned to the value of purchased technology and other intangibles and will be amortized on a straight-line basis over three years and $4.4 million was allocated to the net tangible assets. The excess purchase price over the estimated fair value of the assets acquired and liabilities assumed has been allocated to goodwill in the amount of $245.1 million and will be amortized on a straight-line basis over three years. The projects identified as in-process research and development are those that are currently underway, that will require additional effort to establish technological feasibility and have no alternative future use. The projects are expected to add features that will enhance the Web site scraping ability and operating capabilities of the service. At the acquisition date, these projects were approximately 80% complete and will require additional expected costs of approximately $2.0 million to complete these projects, consisting principally of personnel related costs. These projects are expected to be completed during fiscal year 2000. To determine the value of in-process research and development, the expected future cash flows, including costs to reach technological feasibility, were discounted at an after-tax rate of 25%, taking into account risks related to the characteristics and applications of the technology, existing and future markets, and assessments of the life cycle stage of the technology. GoTo.com obtained an independent appraisal to derive the purchase price allocation.

Agreement to Acquire AuctionRover.com, Inc.

     On March 8, 2000, GoTo.com entered into an agreement to acquire all outstanding shares of capital stock and assume all of the outstanding options of AuctionRover.com, Inc., a one-stop resource for online auctions, for 3.47 million shares of GoTo.com common stock. The purchase would enable GoTo.com to carry listings of numerous other auction sites. The acquisition is expected to be accounted for under the purchase method. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed. The excess of the acquisition cost over the fair value of the net tangible assets will be allocated to any identified intangible assets, with the remaining balance allocated to goodwill. Goodwill and intangible assets are expected to be amortized on a straight-line basis over three years. The amount of goodwill is expected to be approximately $175 million without accounting for net tangible assets. The transaction is expected to close by April 2000. The consummation of the acquisition is subject to customary closing conditions and there can be no assurance that the acquisition will close.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

                                                                  YEAR ENDED DECEMBER 31,
                                                              1999                       1998
                                                            --------                   --------
                                                                     (IN THOUSANDS)

  Revenue .............................................     $ 26,809                   $    822
  Cost of revenue .....................................        6,213                      1,429
                                                            --------                   --------
  Gross profit (loss) .................................       20,596                       (607)
  Operating expenses:
    Marketing, sales and service ......................       34,459                      9,645
    General and administrative(a) .....................       12,467                      1,655
    Product development(a) ............................        3,689                      1,232
    Amortization of deferred compensation .............        3,585                      1,199
                                                            --------                   --------

  Total operating expenses ............................       54,200                     13,731
                                                            --------                   --------
  Loss from operations ................................      (33,604)                   (14,338)
    Interest income ...................................        3,777                        316
    Other income ......................................          566                       --
                                                            --------                   --------
  Loss before provision for income taxes ..............      (29,261)                   (14,022)

  Provision for income taxes ..........................            1                          1
                                                            --------                   --------
  Net loss ............................................     $(29,262)                  $(14,023)
                                                            ========                   ========

--------

(a) Included in general and administrative and product development expenses are non-cash charges related to common stock and warrants issued as compensation to non-employees totaling $246,000 and $370,000 during the years ended December 31, 1999 and 1998, respectively.

     Revenue. Revenue consists of search listing advertisements and banner advertisements. GoTo.com has no barter transactions. For the year ended December 31, 1999, banner advertisement revenue constituted less than 10 percent of our revenue. Revenue was approximately $26.8 million for the year ended December 31, 1999 compared to approximately $822,000 for the year ended December 31, 1998. The increase was the result of continued growth of our marketplace and the corresponding participants, our advertisers and the number of consumers using our product. We have experienced rapid growth from the quarter ended December 31, 1998 through the quarter ended December 31, 1999, including an increase in revenue from approximately $580,000 to approximately $13.3 million, respectively. We do not anticipate our historical revenue growth rate to continue as a percentage of growth as expressed on a year-to-year or quarter-to-quarter basis. Our growth is dependent on obtaining additional traffic. For the quarter ended December 31, 1999, 40% of our overall traffic came from the browsers, Microsoft's Internet Explorer and Netscape. Although we entered into a one-year agreement with Microsoft on January 18, 2000 for continued traffic from their Internet Explorer 4 and Internet Explorer 5 browsers, we expect Microsoft to deliver a diminishing level of traffic to us in 2000 compared to 1999, and anticipate that we eventually will receive no traffic from Internet Explorer 4 and Internet Explorer 5. In addition, our agreement with Netscape will expire on June 30, 2000, and there can be no assurance that we will be successful in renewing this agreement or in entering into a new distribution agreement on commercially acceptable terms. Even though we currently anticipate growth in traffic from existing and new affiliates, we must renew our affiliate agreements or replace this traffic with other sources and grow our advertising base, otherwise our revenue may be materially, adversely affected.

     Cost of Revenue. Cost of revenue consists primarily of fees paid to outside service providers that provide and manage our unpaid listings and costs associated with maintaining our Web site. Costs associated with maintaining our Web site include salaries of related personnel, depreciation of Web site equipment, co-location charges for our Web site equipment and software license fees. Cost of revenue was approximately $6.2 million for the year ended December 31, 1999 compared to approximately $1.4 million for the year ended December 31, 1998. The increase was primarily due to the increased fees paid to outside service providers, increased database and hardware capacity requirements and an increase in the number of personnel required to support our Web site. We anticipate cost of revenue to continue to increase as our traffic and number of advertisers increase.

     Marketing, Sales and Service. Marketing, sales and service expenses consist primarily of our advertising and promotional expenditures, such as online links from other Web sites associated with our affiliate network, banner advertisements on other sites, offline media advertising and public relations, as well as payroll and related expenses for personnel engaged in marketing, customer service and sales functions. Marketing, sales and service expenses were approximately $34.5 million for the year ended December 31, 1999 compared to approximately $9.6 million for the year ended December 31, 1998. The increase was primarily due to increased distribution of our search service, the hiring of additional personnel for marketing, sales and service functions and our print and television media advertising campaign in the fourth quarter of 1999. We believe that continued investment in marketing, sales and service and in the increased distribution of our search service is critical to attaining our strategic objectives and, as a result, expect these costs to continue to increase in the future.

     General and Administrative. General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel; facilities; professional services, including legal; insurance and other general corporate expenses. General and administrative expenses were approximately $12.5 million for the year ended December 31, 1999 compared to approximately $1.7 million for the year ended December 31, 1998. The increase was the result of increased headcount and related expenses associated with the hiring of additional personnel and increased professional services. We expect general and administrative expenses to continue to increase as we expand our staff and incur additional costs related to the growth of our business. In addition, these expenses will vary based on the outcome of our litigation with The Walt Disney Company and certain of its affiliates.

     Product Development. Product development expenses consist primarily of payroll and related expenses for personnel responsible for development of features and functionality for our service, as well as costs incurred in the preliminary project and post-implementation stage of computer software developed for internal use. Product development expenses were approximately $3.7 million for the year ended December 31, 1999 compared to approximately $1.2 million for the year ended December 31, 1998. The increase was a result of increased staffing and associated costs relating to enhancing features and functionality to our Web site and search service. The increase was offset by capitalization of software under Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" of approximately $2.0 million. We believe our continued investment in product development is critical to attaining our strategic objectives and, as a result, expect product development expenses to continue to increase in the future.

     Amortization of Deferred Compensation. Certain stock options granted from the inception of GoTo.com through our initial public offering have been considered to be compensatory for financial accounting purposes. Total compensation resulting from these stock options amounted to approximately $7.4 million. This amount represents the difference between the exercise price of the stock options and the deemed fair value of our common stock at the time of the grants or issuances, adjusted for the return of unvested options or the repurchase of restricted stock resulting from employee terminations. Compensation associated with these stock options is amortized and expensed over the applicable vesting periods using a graded methodology. Approximately $3.6 million and $1.2 million were amortized and charged to operations for the years ended December 31, 1999 and 1998, respectively.

     Interest Income. Interest income consists primarily of earnings on our cash, cash equivalents and short-term and long-term investments, net of interest expense attributable to leased equipment and debt. Interest income, net was approximately $3.8 million for the year ended December 31, 1999 compared to approximately $316,000 for the year ended December 31, 1998. The increase was primarily due to increased earnings on cash, cash equivalents, and short-term and long-term investments in available-for-sale securities, which increased as a result of our initial public offering and Series D Preferred Stock issuance.

     Other Income. Other income of approximately $566,000 for the year ended December 31, 1999 was primarily due from a non-recurring transaction, in which we received a payment from an affiliate in settlement for the early termination of a distribution agreement.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE PERIOD FROM SEPTEMBER 15, 1997 (INCEPTION) THROUGH DECEMBER 31, 1997


                                                    YEAR ENDED          INCEPTION TO
                                                DECEMBER 31, 1998     DECEMBER 31, 1997
                                                -----------------     -----------------
                                                           (IN THOUSANDS)
    Revenue ...............................        $    822              $     22
    Cost of revenue .......................           1,429                     6
                                                   --------              --------
    Gross profit (loss) ...................            (607)                   16
    Operating expenses:
      Marketing, sales and service ........           9,645                    65
      General and administrative(a) .......           1,655                    24
      Product development(a) ..............           1,232                    46
      Amortization of deferred compensation           1,199                   --
                                                   --------              --------

    Total operating expenses ..............          13,731                   135
                                                   --------              --------
    Loss from operations ..................         (14,338)                 (119)
      Interest income .....................             316                   --
                                                   --------              --------
    Loss before provision for income taxes          (14,022)                 (119)

    Provision for income taxes ............               1                     1
                                                   --------               --------
    Net loss ..............................        $(14,023)             $   (120)
                                                   ========              ========

----------
(a) Included in general and administrative and product development expenses are non-cash charges related to common stock and warrants issued as compensation to non-employees totaling $370,000 during the year ended December 31, 1998.

     Our fiscal year runs from January 1 through December 31. We were founded in September 1997. We completed proof-of-concept testing and formally commenced operations on June 1, 1998. As a result of these factors, comparisons between the fiscal years ended December 31, 1998 and 1997 have limited meaning.

     Our revenue increased to approximately $822,000 for the twelve months ended December 31, 1998 compared to approximately $22,000 for the period from inception to December 31, 1997 as a result of our commencement of operations as well as growth in our advertiser base and an increase in the number of consumers using our product. Cost of revenue increased to approximately $1.4 million for the twelve months ended December 31, 1998 from approximately $6,000 for the period from inception to December 31, 1997 primarily due to increased database and hardware capacity requirements as well as an increase in the number of personnel required to support our Web site. Marketing, sales and service expenses increased to approximately $9.6 million for the twelve months ended December 31, 1998 from approximately $65,000 for the period from inception to December 31, 1997, primarily as a result of increased distribution of our search service and additional personnel for marketing, customer service and sales functions. General and administrative expenses increased to approximately $1.7 million for the twelve months ended December 31, 1998 from approximately $24,000 for the period from inception to December 31, 1997 primarily due to increased headcount and related expenses associated with the hiring of additional personnel and increased professional services. Product development expenses increased to approximately $1.2 million for the twelve months ended December 31, 1998 from approximately $46,000 for the period from inception to December 31, 1997 primarily due to increased staffing and associated costs relating to enhancing features and functionality to our Web site, search experience and customer service. Net interest income increased to approximately $316,000 for the twelve months ended December 31, 1998 from no interest income for the period from inception to December 31, 1997 primarily due to earnings on cash and cash equivalent balances.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities totaled approximately $16.9 million and $11.2 million for the years ended December 31, 1999 and 1998, respectively. The increase was due primarily to net losses for the period partially offset by the increase in the accounts payable and the increase in amortization of deferred stock option compensation. Net cash used in investing activities totaled approximately $110.0 million and $1.6 million for the years ended December 31, 1999 and 1998, respectively. The increase resulted from purchases of short-term and long-term investments and capital expenditures for properties and equipment. Net cash provided by financing activities totaled approximately $122.4 million and $29.0 million for the years ended December 31, 1999 and 1998, respectively. The increase was due primarily to the issuance of common stock through our initial public offering and the issuance of preferred stock.

     On April 14, 1999, we issued 3,628,447 shares of Series D Preferred Stock for $6.89 per share and received proceeds of approximately $25.0 million.

     On June 18, 1999, we issued 6.9 million shares of common stock through our initial public offering for $15.00 per share and received approximately $94.8 million in cash, net of underwriting discounts, commissions and other offering costs. Simultaneously with the closing of the initial public offering, each outstanding share of Series A, B, C and D Preferred Stock was automatically converted into common stock.

     Our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of approximately $105.3 million as of December 31, 1999 and approximately $16.4 million as of December 31, 1998. We also carry long-term investments of approximately $4.9 million as of December 31, 1999, which we believe is liquid. We believe that our cash reserves are sufficient to sustain operations through the next 12 months, however, unknown factors may require us to seek additional capital. Such unknown factors may include, among other things, competitive pressure, higher cost of intellectual capital, higher costs to accommodate increases in capacity and acquisitions.

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

IMPACT OF YEAR 2000

     As a result of our planning and implementation efforts, we have experienced no significant disruptions in mission critical information technology and non-information technology systems to date and believe those systems successfully respond to the Year 2000 date change. GoTo.com expensed an insignificant amount during 1999 in connection with our remediation of our systems. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

    RISKS THAT COULD AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

WE HAVE A LIMITED OPERATING HISTORY.

     GoTo.com was founded in September 1997, officially launched its service on June 1, 1998 and has a limited operating history. An investor in our common stock must consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets. These risks include our:

     - complete dependence on online advertising and consumer search services with only limited market acceptance;

     - need to develop and upgrade our infrastructure, including internal controls, transaction processing systems, data storage and retrieval systems and Web site;

     - need to manage changing operations;

     - dependence upon and need to hire and retain key personnel; and

     - ability to integrate acquisitions, including, but not limited to, the recent acquisition of Cadabra in January 2000.

     We cannot assure you that the GoTo.com service will retain its existing, or attract new, advertisers, consumers and Web sites that include the GoTo.com search service on their sites or that direct consumer traffic to the GoTo.com Web site, which we call "affiliates." We also cannot assure you that GoTo.com will achieve significant additional revenues or improve operating margins in future periods. There can be no assurance that GoTo.com's service will achieve commercial success and, if it does not, the price of our common stock will decline.

WE HAVE A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES.

     We have not achieved profitability. We expect to incur net losses for the foreseeable future and may never become profitable. We incurred a net loss of approximately $29.3 million and $14.0 million for the years ended December 31, 1999 and 1998, respectively, and as of December 31, 1999, we had an accumulated deficit of approximately $43.4 million.

     Our limited operating history makes it difficult to forecast our future operating results. Although our revenue has grown in recent quarters, we cannot be certain that this growth will continue. We expect to continue to increase our marketing, sales and service, product development and general and administrative expenses. In addition, the amortization of goodwill related to our acquisition of Cadabra will be significant, and any similar expense for future acquisitions could negatively affect our earnings. As a result we will need to generate significant additional revenue and/or raise additional funds to achieve profitability. If we do achieve profitability, we cannot be certain that we will sustain or increase it.

OUR QUARTERLY FINANCIAL RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS BECAUSE OF MANY FACTORS, AND ANY OF THESE COULD ADVERSELY AFFECT OUR STOCK PRICE.

     We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is likely that in some future quarter our operating results may be below the expectations of public market analysts and investors and, as a result of these or other factors, the price of our common stock may fall. Our operating results have varied widely in the past, and we expect that they will continue to vary significantly from quarter to quarter due to a number of factors, including:

     - demand for our search services by advertisers and consumers, including the number of searches performed by consumers and the rate at which they click-through to paid search listing advertisements;

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

     - costs related to the integration of acquisitions, including the integration of Cadabra;

     - consumers may access advertisers through both our shopping service and our search service and, during the initial integration of Cadabra, the prices advertisers pay for shopping listings may be lower than those paid for Web search, which may result in lower revenue per each paid introduction;

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

WE DEPEND ON A LIMITED NUMBER OF SOURCES TO DIRECT CONSUMERS TO OUR SERVICE TO CONDUCT SEARCHES.

     The consumers who conduct searches on our service come from a limited number of sources. Our sources for consumers conducting searches are members of our affiliate network, including providers of Internet browsers such as Netscape Communicator and Microsoft Internet Explorer, aggregators of search offerings of various providers, Internet Service Providers, our Web site, and banner advertising. We entered into a one-year agreement with Microsoft Corporation for continued traffic from their Internet Explorer 4 and Internet Explorer 5 browser, which commenced on January 21, 2000. This source is expected to deliver a diminishing level of traffic to us in 2000 compared to 1999, and we expect that we will eventually receive no traffic from this source. In addition, our agreement with Netscape will expire on June 30, 2000, and there can be no assurance that we will be successful in renewing this agreement or in entering into a new distribution agreement on commercially acceptable terms. Even though we currently anticipate growth from other existing and new traffic sources, if we are unable to renew our agreements or replace this traffic with other sources, it may materially, adversely impact our revenue. Although sources of consumer traffic to our service fluctuate, in any given month we typically depend upon one or a few of these sources for a significant majority of traffic and searches conducted on our service. For the quarter ended December 31, 1999, approximately 90% of all of GoTo.com's traffic came from our affiliates. Of GoTo.com's total traffic, approximately 40% of the total traffic came from the browsers, Microsoft's Internet Explorer and Netscape, approximately 50% of the total traffic came from other affiliates and the remaining 10% of the total traffic came directly to the GoTo.com Web site. We generally obtain traffic from these sources through short-term agreements. There can be no assurance that we will be successful in renewing any of these agreements or entering into new distribution agreements on commercially acceptable terms.

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

OUR FUTURE SUCCESS IS DEPENDENT UPON FURTHER DEVELOPING AND ENHANCING THE AFFILIATE NETWORK.

     We believe that our future success in penetrating our target markets depends in part on our ability to further develop and maintain relationships with affiliates, who provide their users with GoTo.com search capabilities on their sites or direct their traffic to our Web site. We believe these relationships are important in order to facilitate broad market acceptance of our service and enhance our sales. Our future ability to attract consumers to our service is dependent upon the growth of our affiliate network which is new and unproven. Our agreements with affiliates are generally terminable at will by either party at any time. The loss of our agreements with our existing affiliates could damage our business. If we are unable to successfully develop and maintain relationships with affiliates, our business will be damaged.

WE MAY HAVE DIFFICULTY IMPLEMENTING GOTO SHOPPING AND CONSUMERS AND ADVERTISERS MAY NOT ADOPT GOTO SHOPPING.

     We intend to extend our pay-for-placement model for Web search to GoTo Shopping, the comparison shopping service that we recently acquired as part of our acquisition of Cadabra. This will permit advertisers to bid for placement in search results generated from a consumer's search for products. We may not be able to successfully implement this model for GoTo Shopping. Moreover, advertisers may not accept this model as a means to sell their products. Failure to successfully implement GoTo Shopping or achieve market acceptance of GoTo Shopping on a cost-effective basis could have a significant adverse affect on our results of operations and the price of our stock.

WE CANNOT ASSURE YOU THAT OUR STOCK PRICE WILL NOT DECLINE OR WILL NOT BE EXTREMELY VOLATILE.

     The price of our common stock may decline or may be extremely volatile. Since our initial public offering in June 1999, the per share closing price of our common stock has ranged from a low of $20.00 as of June 21, 1999 to a high of $114.50 as of November 15, 1999 (see Item 5). In addition, an active public market for GoTo.com's common stock may not continue.

WE ARE DEPENDENT UPON OTHER COMPANIES WHO SUPPLY SERVICES TO US.

     We also depend on non-distribution related relationships. For example, following the paid advertising search results offered to consumers on our service, we offer search results provided by Inktomi Corporation. We currently rely on Inktomi as the sole source of these additional search results, which constitute a very high percentage of the search results displayed by GoTo.com. For example, Inktomi results were shown on approximately 73% of December 1999 searches. Our agreement with Inktomi expires in April 2000. The loss of this or any other key relationship could damage our business. If we are unable to develop future key relationships or maintain and enhance our existing relationships, our business will be damaged.

OUR INDUSTRY IS HIGHLY COMPETITIVE, AND WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO COMPETE EFFECTIVELY.

     The market for Internet products, services and advertising is new, rapidly evolving and intensely competitive. GoTo.com currently or potentially competes with many other providers of Web directories, search, shopping and information services, as well as traditional media, for consumer attention and advertising expenditures. We expect competition to intensify in the future. Barriers to entry may not be significant, and current and new competitors may be able to launch new Web sites at a relatively low cost. Accordingly, we believe that our success will depend heavily upon achieving significant market acceptance before our competitors and potential competitors introduce competing services.

     GoTo.com competes with online services, other Web sites and advertising networks such as DoubleClick Inc. and 24/7 Media, Inc., as well as traditional offline media such as television, radio and print for a share of advertisers' total advertising budgets. We believe that the number of companies selling Web-based advertising and the available inventory of advertising space has recently substantially increased. Accordingly, GoTo.com may face increased pricing pressure for the sale of advertisements and direct marketing opportunities, which could adversely affect our business and operating results.

     GoTo.com also competes with providers of Web directories, search, shopping and information services, all of whom offer services competitive with GoTo.com, including, among others, AltaVista, Amazon.com, Inc., America Online, Inc. (AOL.com, Netfind and Netscape Netcenter), Ask Jeeves, Inc., CNET, Inc. (NBCi and mySimon Inc.), DealTime.com, Excite@Home, Inc. (including WebCrawler and Magellan), Google, Inc., Inktomi Corporation, LookSmart, Ltd., Lycos, Inc. (including HotBot), Microsoft Corporation (LinkExchange, Inc. and msn.com), OpenDirectory, Inc., ShopNow.com Inc. (bottomdollar.com), The Walt Disney Company (Go.com) and Yahoo! Inc. In addition, we expect that other companies will offer directly competing services in the future.

     Many of these competitors, as well as potential entrants into our market, have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Many of these current and potential competitors can devote substantially greater resources to promotion and Web site and systems development than we can. In addition, as the use of the Internet and other online services increases, larger, well-established and well-financed entities may continue to acquire, invest in or form joint ventures with providers of Web directories, search and information services or advertising solutions, and existing providers of Web directories, search, shopping and information services or advertising solutions may continue to consolidate. In addition, providers of Internet browsers and other Internet products and services who are affiliated with providers of Web directories and information services in competition with the GoTo.com service may more tightly integrate these affiliated offerings into their browsers or other products or services. Any of these trends would increase the competition we face and could adversely affect our business and operating results.

WE ARE DEPENDENT UPON MAINTAINING AND EXPANDING OUR COMPUTER AND COMMUNICATIONS SYSTEMS.

     Our failure to achieve or maintain high capacity data transmission without system downtime and achieve improvements to our transaction processing systems and network infrastructure would adversely affect our business and results of operations. We believe that our current transaction-processing systems and network infrastructure are insufficient to support our future growth. Although we are enhancing and expanding our transaction-processing systems and network infrastructure, we have experienced occasional systems interruptions and infrastructure failures, which we believe will continue to occur.

WE MUST MAINTAIN AND CONTINUE TO UPGRADE OUR NEW FINANCIAL AND ACCOUNTING
SYSTEMS.

     If we are not able to maintain or continue to automate our sales, financial and accounting systems and processes, and upgrade those systems in accordance with our growth, including the integration of any acquired companies' systems and data, we may not have adequate, accurate or timely financial information. Failure to have adequate, accurate or timely financial information would harm our business and could lead to volatility in our stock price. If we grow rapidly, we will face additional challenges in upgrading and maintaining these systems.

A SIGNIFICANT PORTION OF OUR REVENUE IS CONCENTRATED AMONG A LIMITED NUMBER OF ADVERTISERS.

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

WE FACE THE RISKS OF SYSTEM FAILURES.

     We currently do not have a disaster recovery plan in effect and do not have fully redundant systems for our services at an alternate site. A disaster such as fire, flood, earthquake, power loss, telecommunications failure, break-in, sabotage or a similar event could severely damage our business and results of operations because our services could be interrupted for an indeterminate length of time. Our operations depend upon our ability to maintain and protect our computer systems, all of which are located in our principal headquarters in Pasadena, California and at two offsite locations, both managed by third parties. One is managed by GlobalCenter, in Sunnyvale, California and the other by Qwest Communications International, Inc., in Burbank, California. Pasadena, Sunnyvale and Burbank exist on or near known earthquake fault zones. The occurrence of a natural disaster or unanticipated problems at our principal headquarters or at the third-party facility could cause interruptions or delays in our business, loss of data or render us unable to provide our services. In addition, failure by the third-party facility to provide the data communications capacity required by us, as a result of human error, natural disaster or other operational disruptions, could cause interruptions in our service. The occurrence of any or all of these events could adversely affect our reputation, brand and business, which could cause the price of our common stock to decline.

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

OUR EXECUTIVE OFFICERS AND CERTAIN KEY PERSONNEL ARE CRITICAL TO OUR BUSINESS AND THESE OFFICERS AND KEY PERSONNEL MAY NOT REMAIN WITH US IN THE FUTURE.

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

WE FACE RISKS OF CLAIMS FROM THIRD PARTIES FOR INTELLECTUAL PROPERTY INFRINGEMENT AND OTHER MATTERS THAT COULD ADVERSELY AFFECT OUR BUSINESS.

     Our services operate in part by making Internet services and content available to our users. This creates the potential for claims to be made against us, either directly or through contractual indemnification provisions with third parties. These claims might, for example, be made for defamation, negligence, copyright, trademark or patent infringement, personal injury, invasion of privacy or other legal theories. Allegations are made against us from time to time concerning these types of claims. Any claims could result in costly litigation and be time consuming to defend, divert management's attention and resources, cause delays in releasing new or upgrading existing services or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. There can be no assurance that our services do not infringe the intellectual property rights of third parties. A successful claim of infringement against us and our failure or inability to license the infringed or similar technology could adversely affect our business.

WE ARE ENGAGED IN LITIGATION WITH THE WALT DISNEY COMPANY AND CERTAIN OF ITS AFFILIATES THAT COULD SERIOUSLY HARM OUR BUSINESS.

     We are engaged in litigation that will be expensive to pursue and will be distracting to our management and other employees. Any adverse developments resulting from this litigation could seriously harm our business. We believe that The Walt Disney Company and certain of its affiliates, including Infoseek Corporation, are infringing our GoTo.com logo. On February 18, 1999, we sued these companies and two affiliated companies in the United States District Court for the Central District of California alleging violation of federal trademark law and unfair competition. Our lawsuit is based on the use by these companies of a "GO" design mark to provide Internet services, including a search engine in connection with their "Go Network." We are seeking to prevent these companies from using this "GO" design mark as well as other remedies. We cannot assure you that the outcome of this litigation will be favorable to us. For example, we may not prevail and be able to stop these companies from causing confusion among consumers and advertisers through continued use of the "GO" design mark. The defendants have asserted counterclaims against GoTo.com. GoTo.com believes that the counterclaims are without merit and will defend against them vigorously. An unfavorable result could affect the value of the GoTo.com logo or even prevent us from using the GoTo.com logo.

     On November 12, 1999, the federal district court in Los Angeles preliminarily enjoined The Walt Disney Company, Infoseek and related companies from using their Go Network logo. On November 18, 1999, the Ninth Circuit Court of Appeals granted the defendants' motion for a stay of the preliminary injunction pending appeal and the defendants were permitted to use the Go Network logo while the Ninth Circuit reviewed the district court's preliminary injunction order. GoTo.com and the defendants briefed the appeal during December, and the Ninth Circuit heard oral arguments on the matter on January 19, 2000. On January 27, 2000, the Ninth Circuit vacated the stay and reinstated the preliminary injunction. No trial date has been set, and despite the issuance of the preliminary injunction, we cannot assure you that we will ultimately prevail in this litigation.

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

     We are aware that certain other companies are using or may have plans to use the terms "GoTo," "Go," "Go2" and variations of these terms as part of a company name, domain name, trademark or service mark. In addition, we have received notice from companies claiming superior rights to marks such as these. We cannot assure you that additional companies will not claim such superior rights or that we will not be subject to infringement claims. A successful infringement claim by the owner of a mark including "GoTo" or a variation could require us to change our name or our logo, which would be expensive and disruptive to our business. Further, despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our services, technology and other intellectual property, and we cannot be certain that the steps we have taken will prevent any misappropriation or confusion among consumers and advertisers.

WE MAY NEED ADDITIONAL CAPITAL WHICH COULD DILUTE THE OWNERSHIP INTEREST OF INVESTORS.

     We require substantial working capital to fund our business. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the rights of our common stock, and our stockholders may experience additional dilution. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations in the future. We currently anticipate that our available funds will be sufficient to meet our anticipated needs for working capital and capital expenditure through at least the next 12 months. However, we may choose to raise additional funds prior to the expiration of this period or at a later date.

THE ACQUISITION OF CADABRA COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE AND ADVERSELY AFFECT OUR OPERATING RESULTS.

     We recently completed the acquisition of Cadabra, a provider of product search and comparison technology. We are in the process of integrating Cadabra's products, technology and personnel, and the process may be delayed, disrupt our ongoing business, cost more than expected and distract management. None of Cadabra's personnel is subject to an employment agreement for any specific term. If we lost the services of any of the key personnel of Cadabra, it could have a significant adverse effect on our business and on the integration of Cadabra.

OTHER POTENTIAL ACQUISITIONS COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE AND ADVERSELY AFFECT OUR OPERATING RESULTS.

     We may make investments in or acquire complementary products, technologies and businesses. These acquisitions, including the pending acquisition of AuctionRover.com and investments could disrupt our ongoing business, distract our management and employees and increase our expenses. If we acquire a company, we could face difficulties in assimilating that company's personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. Acquisitions of additional services or technologies also involve risks of incompatibility and the need for integration into our existing services and marketing, sales and support efforts. If we finance the acquisitions by issuing equity securities, this could dilute our existing stockholders. Any amortization of goodwill or other assets, or other charges resulting from the costs of these acquisitions could adversely affect our operating results.
IF THE CONDITIONS TO THE PENDING MERGER WITH AUCTIONROVER.COM ARE NOT MET,
THE MERGER WILL NOT OCCUR.

     Several conditions must be satisfied or waived to complete GoTo.com's pending acquisition of AuctionRover.com. If the conditions are not satisfied or waived, the merger will not occur or will be delayed, and GoTo.com may lose some or all of the intended benefits of the merger.

IMPACT OF YEAR 2000

     As a result of our planning and implementation efforts, we have experienced no significant disruptions in mission critical information technology and non-information technology systems to date and believe those systems successfully respond to the Year 2000 date change. GoTo.com expensed an insignificant amount during 1999 in connection with our remediation of our systems. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES MAY DAMAGE OUR BUSINESS.

     The laws and regulations applicable to the Internet and our services are evolving and unclear and could damage our business. There are currently few laws or regulations directly applicable to access to, or commerce on, the Internet. Due to the increasing popularity and use of the Internet, it is possible that laws and regulations may be adopted, covering issues such as user privacy, defamation, database protection, pricing, taxation, content regulation, quality of products and services, and intellectual property ownership and infringement. Such legislation could expose GoTo.com to substantial liability as well as dampen the growth in use of the Internet, decrease the acceptance of the Internet as a communications and commercial medium, or require GoTo.com to incur significant expenses in complying with any new regulations.

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

FUTURE SALES OF OUR COMMON STOCK BY OUR STOCKHOLDERS MAY DEPRESS OUR STOCK
PRICE.

     If our stockholders sell substantial amounts of common stock in the public market, including shares issued upon the exercise of outstanding options, the market price of our common stock could fall. All of the approximately 45.5 million shares of common stock outstanding at December 31, 1999 are available for sale in the public market, except for 3.7 million shares, which will come available on April 14, 2000, and 2.2 million shares that are subject to repurchase by GoTo.com and transfer restrictions as a result of vesting agreements.

     Most of the shares that are available for sale will be subject to certain volume limitations because they are held by affiliates of GoTo.com.

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

     Furthermore, in March 2000, we entered into a Stockholder Agreement with Bill Gross' idealab!, which limits Bill Gross' idealab!'s and its affiliates' ability to beneficially own 35% or more of our outstanding common stock, to transfer shares of our common stock or to knowingly assist or advise, or knowingly provide or arrange financing to facilitate any other person or entity to beneficially own 15% or more of our outstanding common stock.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     GoTo.com's exposure to market risk for interest rate changes relates primarily to its investment portfolio. GoTo.com has no derivative financial instruments as of December 31, 1999 or December 31, 1998. GoTo.com places its investment portfolio in high quality credit instruments, which are spread to many issuers. GoTo.com's investments are principally confined to cash equivalents and available-for-sale debt securities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See item 14 (A).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the directors of GoTo.com is incorporated by reference to the sections entitled "Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the GoTo.com's Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the "Commission") within 120 days after the end of the Company's fiscal year ended December 31, 1999. Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption "Executive Officers of the Registrant" in Item 4 of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated by reference to the information set forth under the caption "Compensation of Executive Officers and Other Matters" in GoTo.com's Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with Commission within 120 days after the end of the Company's fiscal year ended December 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption "Principal Ownership of GoTo.com Common Stock" in GoTo.com's Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of GoTo.com's fiscal year ended December 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions are incorporated by reference to the information set forth under the caption "Certain Transactions" in GoTo.com's Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of GoTo.com's fiscal year ended December 31, 1999.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1) INDEX TO FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

         Report of Independent Auditors............................   F-2

         FINANCIAL STATEMENTS

         Balance Sheets............................................   F-3
         Statements of Operations..................................   F-4
         Statements of Stockholders' Equity........................   F-5
         Statements of Cash Flows..................................   F-6
         Notes to Financial Statements.............................   F-7

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
GoTo.com, Inc.

      We have audited the accompanying balance sheets of GoTo.com, Inc. as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1999 and 1998 and for the period from September 15, 1997 (inception) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GoTo.com, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and for the period from September 15, 1997 (inception) through December 31, 1997, in conformity with accounting principles generally accepted in the United States.


                                          /s/  ERNST & YOUNG LLP


Los Angeles, California
February 8, 2000

                                 GOTO.COM, INC.

                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     AS OF
                                                                  DECEMBER 31,
                                                           ------------------------
                                                              1999           1998
                                                           ---------      ---------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ..........................     $  11,914      $  16,357
  Short-term investments .............................        93,409             --
  Accounts receivable, net of allowance of
    $250 and $86 for 1999 and 1998,
    respectively .....................................         2,927            356
  Prepaid expenses and other .........................           851            150
  Prepaid marketing expenses .........................         2,034          1,741
                                                           ---------      ---------
Total current assets .................................       111,135         18,604

Property and equipment:
  Furniture and fixtures .............................         1,923             17
  Computer hardware ..................................         9,036          1,302
  Computer software ..................................         4,234            292
                                                           ---------      ---------
                                                              15,193          1,611
  Accumulated depreciation and amortization ..........        (2,490)          (275)
                                                           ---------      ---------
                                                              12,703          1,336

Long-term investments ................................         4,932             --
Other assets .........................................           742             29
                                                           ---------      ---------
Total assets .........................................     $ 129,512      $  19,969
                                                           =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable ...................................     $  10,465      $   2,816
  Accrued expenses ...................................         2,562            282
  Deferred revenue ...................................         2,058            181
  Current portion of debt ............................           131             --
  Current portion of capital lease obligations .......           754            110
                                                           ---------      ---------
Total current liabilities ............................        15,970          3,389

Long-term capital lease obligations ..................           768            183
Commitments and contingencies

STOCKHOLDERS' EQUITY:
  Convertible Preferred Stock; $0.0001 par value,
    10,000 and 20,187 shares authorized as of
    December 31, 1999 and 1998, respectively
    Series A Preferred Stock; Shares issued and
      outstanding--none and 471 as of December 31,
      1999 and 1998, respectively ....................            --            212
    Series B and C Preferred Stock; Shares issued and
      outstanding--none and 19,022 as of December 31,
      1999 and 1998, respectively ....................            --         28,433
  Common Stock, $0.0001 par value, 200,000 and 45,000
    shares authorized as of December 31, 1999 and
    1998, respectively ...............................
  Shares issued and outstanding--45,519
    and 10,444 as of December 31, 1999 and 1998,
    respectively .....................................             5              1
  Additional paid-in capital on Common Stock .........       158,799          3,212
  Deferred compensation, net .........................        (2,584)        (1,318)
  Accumulated deficit ................................       (43,405)       (14,143)
  Unrealized losses on short-term and long-term
    investments ......................................           (41)            --
                                                           ---------      ---------
Total stockholders' equity ...........................       112,774         16,397
                                                           ---------      ---------
Total liabilities and stockholders' equity ...........     $ 129,512      $  19,969
                                                           =========      =========

                                 GOTO.COM, INC.

                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  PERIOD FROM
                                                                 SEPTEMBER 15,
                                                                      1997
                                                                  (INCEPTION)
                                              YEAR ENDED            THROUGH
                                      DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                          1999          1998          1997
                                      ------------  ------------  ------------
Revenue ...........................     $ 26,809      $    822      $     22
Cost of revenue ...................        6,213         1,429             6
                                        --------      --------      --------
Gross profit (loss) ...............       20,596          (607)           16
Operating expenses:
  Marketing, sales and service ....       34,459         9,645            65
  General and administrative ......       12,467         1,655            24
  Product development .............        3,689         1,232            46
  Amortization of deferred
     compensation .................        3,585         1,199            --
                                        --------      --------      --------
                                          54,200        13,731           135
                                        --------      --------      --------
Loss from operations ..............      (33,604)      (14,338)         (119)
Other income:
  Interest income .................        3,777           316            --
  Other income ....................          566            --            --
                                        --------      --------      --------
Loss before provision for
  income taxes ....................      (29,261)      (14,022)         (119)
Provision for income taxes ........            1             1             1
                                        --------      --------      --------
Net loss ..........................     $(29,262)     $(14,023)     $   (120)
                                        ========      ========      ========


Pro forma net loss per share ......     $  (0.77)     $  (0.75)
Historical basic and diluted
  net loss per share ..............     $  (1.04)     $  (1.36)     $  (0.01)
Weighted average shares used to
  compute pro forma net loss
  per share .......................       38,219        18,714
Weighted average shares used to
  compute historical basic and
  diluted net loss per share ......       28,207        10,296         9,869

                             See accompanying notes.

                                 GOTO.COM, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                   SERIES A                SERIES B AND C             SERIES D
                                                  CONVERTIBLE                CONVERTIBLE             CONVERTIBLE
                                                PREFERRED STOCK            PREFERRED STOCK          PREFERRED STOCK
                                             ----------------------    ----------------------    ----------------------
                                               SHARES       AMOUNT       SHARES       AMOUNT       SHARES       AMOUNT
                                             ---------    ---------    ---------    ---------    ---------    ---------
 Issuance of Common Stock ................          --    $      --           --    $      --           --    $      --
 Issuance of Series A Convertible
   Preferred stock .......................          --           --           --           --           --           --
 Net loss ................................          --           --           --           --           --           --
                                             ---------    ---------    ---------    ---------    ---------    ---------
BALANCE AT DECEMBER 31, 1997 .............          --           --           --           --           --           --
 Issuance of Common Stock for cash and
   services...............................          --           --           --           --           --           --
 Issuance of Series A Convertible
   Preferred Stock........................         471          212           --           --           --           --
 Issuance of Series B Convertible
   Preferred Stock and capital
   contribution ..........................          --           --        8,312        6,281           --           --
 Issuance of Series C Convertible
   Preferred Stock .......................          --           --       10,710       22,152           --           --
 Issuance of warrants for services .......          --           --           --           --           --           --
 Stock option compensation ...............          --           --           --           --           --           --
 Amortization of deferred compensation ...          --           --           --           --           --           --
 Net loss ................................          --           --           --           --           --           --
                                             ---------    ---------    ---------    ---------    ---------    ---------
BALANCE AT DECEMBER 31, 1998 .............         471          212       19,022       28,433           --           --
 Issuance of Common Stock, net of
   issuance costs of $8,655 ..............          --           --           --           --           --           --
 Issuance of Series D Convertible
   Preferred Stock .......................          --           --           --           --        3,628       24,969
 Conversion of Preferred Stock to
   Common Stock ..........................        (471)        (212)     (19,022)     (28,433)      (3,628)     (24,969)
 Exercise of common stock options and
   warrants, net of repurchases ..........          --           --           --           --
 Issuance of warrants and options for
   services ..............................          --           --           --           --           --           --
 Stock option compensation ...............          --           --           --           --           --           --
 Amortization of deferred compensation ...          --           --           --           --           --           --
 Unrealized losses on short-term and
   long-term investments .................          --           --           --           --           --           --
 Net loss ................................          --           --           --           --           --           --
                                             ---------    ---------    ---------    ---------    ---------    ---------
BALANCE AT DECEMBER 31, 1999 .............          --    $      --           --    $      --           --    $      --
                                             =========    =========    =========    =========    =========    =========



                                                                      ADDITIONAL             UNREALIZED
                                                                       PAID-IN                 LOSSES
                                                 COMMON STOCK         CAPITAL ON             ON SHORT-TERM
                                             ---------------------     COMMON     DEFERRED   AND LONG-TERM  ACCUMULATED
                                               SHARES      AMOUNT       STOCK   COMPENSATION  INVESTMENTS    DEFICIT       TOTAL
                                             ---------   ---------    --------- ------------ -------------- -----------  ---------
 Issuance of Common Stock ................      10,017   $       1    $     242   $      --    $      --    $      --    $     243
 Issuance of Series A Convertible
   Preferred stock .......................          --          --           --          --           --           --           --
 Net loss ................................          --          --           --          --           --         (120)        (120)
                                             ---------   ---------    ---------   ---------    ---------    ---------    ---------
BALANCE AT DECEMBER 31, 1997 .............      10,017           1          242          --           --         (120)         123
 Issuance of Common Stock for cash and
   services...............................         427          --          286          --           --           --          286
 Issuance of Series A Convertible
   Preferred Stock........................          --          --           --          --           --           --          212
 Issuance of Series B Convertible
   Preferred Stock and capital
   contribution ..........................          --          --           77          --           --           --        6,358
 Issuance of Series C Convertible
   Preferred Stock .......................          --          --           --          --           --           --       22,152
 Issuance of warrants for services .......          --          --           90          --           --           --           90
 Stock option compensation ...............          --          --        2,517      (2,517)          --           --           --
 Amortization of deferred compensation ...          --          --           --       1,199           --           --        1,199
 Net loss ................................          --          --           --          --           --      (14,023)     (14,023)
                                             ---------   ---------    ---------   ---------    ---------    ---------    ---------
BALANCE AT DECEMBER 31, 1998 .............      10,444           1        3,212      (1,318)          --      (14,143)      16,397
 Issuance of Common Stock, net of
   issuance costs of $8,655 ..............       6,900           1       94,834          --           --           --       94,835
 Issuance of Series D Convertible
   Preferred Stock .......................          --          --           --          --           --           --       24,969
 Conversion of Preferred Stock to
   Common Stock ..........................      23,121           2       53,612          --           --           --           --
 Exercise of common stock options and
   warrants, net of repurchases ..........       5,054           1        2,044          --           --           --        2,045
 Issuance of warrants and options for
   services ..............................          --                      246          --           --           --          246
 Stock option compensation ...............          --          --        4,851      (4,851)          --           --           --
 Amortization of deferred compensation ...          --          --           --       3,585           --           --        3,585
 Unrealized losses on short-term and
   long-term investments .................          --          --           --          --          (41)          --          (41)
 Net loss ................................          --          --           --          --           --      (29,262)     (29,262)
                                             ---------   ---------    ---------   ---------    ---------    ---------    ---------
BALANCE AT DECEMBER 31, 1999 .............      45,519   $       5    $ 158,799   $  (2,584)   $     (41)   $ (43,405)   $ 112,774
                                             =========   =========    =========   =========    =========    =========    =========


See accompanying notes.

                                 GOTO.COM, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               PERIOD FROM
                                                                               SEPTEMBER 15,
                                                                                  1997
                                                                               (INCEPTION)
                                                         YEAR ENDED              THROUGH
                                               DECEMBER 31,     DECEMBER 31,   DECEMBER 31,
                                                   1999            1998            1997
                                               ------------   --------------   ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net loss ................................     $ (29,262)      $ (14,023)      $    (120)
  Adjustments to reconcile net loss to
     net cash used in operating
     activities:
  Amortization of deferred compensation             3,585           1,199              --
  Accretion of discounts from the
     purchase of short-term and long-term
     investments ..........................        (1,990)             --              --
  Other common stock and warrants
     expense ..............................           246             370              --
  Depreciation and amortization ...........         2,247             294               5
  Changes in operating assets and
     liabilities:
    Accounts receivable ...................        (2,571)           (334)            (22)
    Prepaid expenses and other ............          (701)           (150)             --
    Prepaid marketing expenses ............          (293)         (1,741)             --
    Accounts payable and accrued expenses..         9,929           3,007              91
  Deferred revenues .......................         1,877             181              --
                                                ---------       ---------       ---------
  Net cash used in operating
     activities ...........................       (16,933)         (11,197)            (46)
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Purchases of short-term and long-term
     investments, net .....................       (96,392)         (1,554)            (57)
  Capital expenditures for property and
     equipment ............................       (12,820)             --              --
  Other assets ............................          (745)             --             (53)
                                                ---------       ---------       ---------
  Net cash used in investing
     activities ...........................      (109,957)         (1,554)           (110)
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Proceeds from the issuance of Common
     Stock, net ...........................        96,880               6             243
  Proceeds from the issuance of
     Preferred Stock ......................        24,969          28,722              --
  Proceeds from lease line ................         1,203             330              --
  Repayments under lease line .............          (499)            (37)             --
  Repayment of debt .......................          (106)             --              --
                                                ---------       ---------       ---------
  Net cash provided by financing
     activities ...........................       122,447          29,021             243
  Net increase (decrease) in cash and
     cash equivalents .....................        (4,443)         16,270              87
  Cash and cash equivalents at
     beginning of period ..................        16,357              87              --
                                                ---------       ---------       ---------
  Cash and cash equivalents at end of
     period ...............................     $  11,914       $  16,357       $      87
                                                =========       =========       =========
  Supplemental disclosures:
  Income taxes paid .......................     $       1       $       2       $      --
  Interest paid ...........................     $     214       $      11       $      --

      Non-Cash Investing and Financing Activities: During 1999, the Company acquired approximately $525,000 of equipment under capital leasing arrangements and approximately $237,000 of equipment under a debt arrangement.

                             See accompanying notes.

                                 GOTO.COM, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.    SIGNIFICANT ACCOUNTING POLICIES

GENERAL

     GoTo.com operates an online marketplace that introduces consumers and businesses who search the Internet to advertisers, who provide products, services and information. Advertisers participating in our marketplace include retail merchants, wholesale and service businesses and manufacturers. We facilitate these introductions through our search service, which enables advertisers to bid in an ongoing auction for priority placement in our search results. Priority placement means that the search results appear on the page ranked in descending order of bid price, with the highest bidder's listing appearing first. Each advertiser pays GoTo.com the amount of its bid whenever a consumer clicks on the advertiser's listing in our search results. Advertisers pay GoTo.com for each click-through, so advertisers bid only on keywords relevant to the products, services or information that they offer. Because each advertiser chooses the bid amount and advertisement placement that is optimal for its business, we believe the GoTo.com marketplace provides advertisers with a cost-effective way to target consumers. Consumers access the GoTo.com search service both at our Web site and through our affiliates, a network of Web sites that have integrated the GoTo.com search service into their sites or that direct consumer traffic to our site. On January 31, 2000, GoTo.com acquired Cadabra Inc. (Cadabra), an online comparison shopping service that we now call "GoTo Shopping." We believe GoTo Shopping further facilitates introductions between consumers and advertisers. GoTo Shopping simplifies the consumers' process of finding desired products by automating product comparison across multiple attributes. By enabling consumers to search at the product level, GoTo Shopping creates more targeted, and therefore highly valuable, advertising opportunities for our advertisers. As with Web search, we will offer GoTo Shopping at our Web site as well as through our affiliate network, providing consumers with multiple points of access to, and advertisers with, multiple points of distribution for the advertisers' products. The Company operates in one reportable business segment.

     GoTo.com, Inc. (the Company or GoTo.com) was incorporated on September 15, 1997 in the state of Delaware and officially launched its service on June 1, 1998.

ESTIMATES AND ASSUMPTIONS

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ materially from those estimates.

REVENUE RECOGNITION

      Revenue consists of search listing advertisements and banner advertisements. Banner advertising arrangements are short-term in duration and have no minimum guarantees. The Company has had no barter transactions.

      Search listing advertising enables the advertisers to determine their placement within the GoTo.com search term results by placing a bid (the price they will pay when a user clicks through to their site) for each keyword search item that they select. The amount of the bid determines the placement of the advertiser's site within the search results. Search listing advertisement revenue is determined by multiplying the number of click-throughs on paid search results by the price bid for the particular keyword listing at the time of the click-through. Search listing advertising revenues are earned and recognized as actual click-throughs occur to the extent the customer has deposited sufficient funds with the Company or provided that the collection of any resulting receivable is probable.

      Banner advertisement arrangements provide for the Company to receive specified amounts each time a customer's banner advertisement is made visible to a user (an impression) and/or each time a user clicks-through to the advertiser's Web site. Banner advertisement revenue is recognized when earned under the terms of the contractual arrangement with the advertiser or agency, provided that collection of the resulting receivable is probable. Under the terms of these arrangements, revenues are generally earned when the banner advertisement is displayed or when the click-through occurs. For the year ended December 31, 1999, banner advertisement revenue constituted less than 10 percent of our revenue.

COMPREHENSIVE INCOME (LOSS)

      The Company accounts for comprehensive income (loss) using Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined therein, refers to revenues, expenses, gains and losses that are not included in net income (loss) but rather are recorded directly in shareholders' equity. Total comprehensive loss for 1999 approximated net loss.

COST OF REVENUE

      Cost of revenue consists primarily of fees paid to outside resources that provide and manage unpaid listings and costs associated with maintaining our Web site. Cost associated with serving the Web site includes salaries, depreciation of Web site equipment, co-location charges for equipment, and software licensing fees.

AFFILIATES

      The Company enters into short-term agreements with other Internet companies (affiliates) whereby the Company provides search services within the affiliates' Web sites or the affiliates provide a link to the Company's site. In some cases, the Company pays the affiliates fees based on the term of the agreement and the amount of traffic the Company receives from the Web sites. Some of these fees are paid at the beginning of the contract resulting in prepaid distribution affiliate fees and some of the fees are billed during the term of the contracts resulting in accrued affiliate fees. The fees are charged to marketing and sales expense ratably over the contract or based on actual traffic received under the terms of the agreements. A significant portion of the Company's traffic has been generated from a small number of the Company's larger affiliates, such as Microsoft through its Internet Explorer browser, and Netscape. The traffic from these affiliates converts to revenue when consumers click on paid listings. Therefore, a large portion of the Company's revenue is reliant on these few affiliates.

      The Company expenses advertising media costs as incurred and production cost upon first airing or printing. For the years ended December 31, 1999 and 1998 and the period from inception through December 31, 1997, the Company incurred advertising costs, including affiliate fees, of approximately $30.2 million, $8.8 million and $29,000, respectively.

PRODUCT DEVELOPMENT

      Product development expenses consist of expenses incurred by the Company in the development, creation and enhancement of its Internet site and service. Product development expenses include compensation and related expenses, costs of computer hardware and software, and costs incurred in developing features and functionality of the service. Product development costs are expensed as incurred or capitalized in accordance with Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP-98-1). SOP 98-1 requires that cost incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized.

CASH, CASH EQUIVALENTS AND SHORT-TERM AND LONG-TERM INVESTMENTS

     The Company considers those investments that are highly liquid, readily convertible to cash and which mature within three months from the original date of purchase to be cash equivalents. All of the Company's cash equivalents, short-term and long-term investments, consisting of commercial paper and certificate of deposits, are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses included in "unrealized losses on short-term and long-term investments" as a separate component of stockholders' equity net of applicable income taxes. As of December 31, 1999, the fair value of these securities approximated cost and the unrealized holding losses was approximately $41,000. The realized gains and losses on sales of available-for-sale investments for the year ended December 31, 1999 were not significant. All available-for-sale investments generally mature within one year or less, except for one investment with a fair value of approximately $4.9 million and original maturity of 28 months.

      The estimated fair value of cash, cash equivalents and short-term and long-term investments, which approximates the carrying costs as of December 31, 1999, are as follows (in thousands):

                                CASH AND CASH    SHORT-TERM     LONG-TERM
                                 EQUIVALENTS    INVESTMENTS    INVESTMENTS
                                -------------   -----------    -----------
Cash ......................        $ 2,289        $    --        $    --
Commercial Paper ..........          9,625         65,751          4,932
Certificates of deposit ...             --         27,658             --
                                   -------        -------        -------
                                   $11,914        $93,409        $ 4,932
                                   =======        =======        =======

ACCOUNTS RECEIVABLE

      The allowance for doubtful account activity for the periods indicated are as follows (in thousands):

                                                  ADDITIONS
                                     BALANCE AT  CHARGED TO  BALANCE AT
                                    BEGINNING OF  COSTS AND    END OF
                                       PERIOD     EXPENSES     PERIOD
                                    ------------ ----------  ----------
Allowance for doubtful accounts:
  December 31, 1997 ............        $ --        $ --        $ --
  December 31, 1998 ............        $ --        $ 86        $ 86
  December 31, 1999 ............        $ 86        $164        $250

CONCENTRATION OF CREDIT RISK

      Accounts receivable are typically unsecured and are due from customers primarily located in the United States. Credit losses have generally been within management's expectations. At December 31, 1999, no customer represented more than ten percent of total accounts receivable. At December 31, 1998, one customer represented 13% of total accounts receivable.

PROPERTY AND EQUIPMENT

      Property and equipment is stated at cost. Property and equipment consists of computer hardware, computer software, which includes costs incurred in the application development stage for computer software developed for internal use, and furniture and fixtures. Depreciation is provided using the straight-line method based upon estimated useful lives of the assets, which range from 18 months to five years. Equipment under capital leases and leasehold improvements are recorded at cost. Amortization is provided using the straight-line method over the shorter of the term of the related lease or estimated useful lives of the assets.

LONG-LIVED ASSETS

     The Company evaluates the recoverability of its long-lived assets in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company assesses the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified by the Company.

DEFERRED REVENUE

      Deferred revenue represents all payments received from customers in excess of revenue earned based on line-item click-through activity and will be recognized as actual click-throughs occur.

INCOME TAXES

     Income taxes are accounted for under SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation reserves against deferred tax assets are provided as necessary.

ACCOUNTING FOR STOCK-BASED COMPENSATION

      SFAS No. 123, "Accounting for Stock-Based Compensation," requires that stock awards granted subsequent to January 1, 1995 be recognized as compensation expense based on their fair value at the date of grant. Alternatively, a company may account for granted stock awards under Accounting Principles Board Opinion
(APB) No. 25 "Accounting for Stock Issued to Employees," and disclose pro forma income amounts which would have resulted from recognizing such awards at their fair value. The Company has elected to account for stock-based compensation expense under APB No. 25 and make the required pro forma disclosures for compensation expense (see Note 4).

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

      Options to purchase approximately 2.8 million and 5.0 million shares of common stock were outstanding as of December 31, 1999 and 1998, respectively. In addition, as of December 31, 1999, there were approximately 2.2 million shares of unvested common stock outstanding that were issued in connection with the exercise of options and are subject to repurchase.

      The following table sets forth the computation of historical basic and diluted net loss per share and pro forma basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                                                        PERIOD FROM
                                                                                        SEPTEMBER 15,
                                                                                           1997
                                                                   YEAR ENDED           (INCEPTION)
                                                           ---------------------------    THROUGH
                                                           DECEMBER 31,   DECEMBER 31,  DECEMBER 31,
                                                              1999           1998           1997
                                                           ------------   ------------  ------------
Numerator:
  Net loss ...........................................      $(29,262)      $(14,023)      $   (120)
                                                            ========       ========       ========
Denominator:
  Denominator for historical basic and diluted
     calculation--weighted average shares ............        28,207         10,296          9,869
Weighted average effect of pro forma securities:
  Series A Convertible Preferred Stock ...............           226            360
  Series B Convertible Preferred Stock ...............         3,994          5,403
  Series C Convertible Preferred Stock ...............         5,147          2,655
  Series D Convertible Preferred Stock ...............           645             --
                                                            --------       --------
  Denominator for pro forma calculation ..............        38,219         18,714
                                                            ========       ========
Net loss per share:
  Pro forma basic and diluted net loss per share .....      $  (0.77)      $  (0.75)      $     --
  Historical basic and diluted net loss per share ....      $  (1.04)      $  (1.36)      $  (0.01)


RECLASSIFICATIONS

      Certain prior year balances have been reclassified to conform to current year presentation.

2.    INCOME TAXES

      As a result of the net operating losses incurred since inception, no income tax provision has been recorded except for state minimum taxes of approximately $1,000 for 1999, 1998 and 1997. The following is a reconciliation of the statutory federal income tax rate to the Company's effective income tax rate:


                                                                     SEPTEMBER 15,
                                                                         1997
                                                                      (INCEPTION)
                                          YEAR ENDED    YEAR ENDED       THROUGH
                                         DECEMBER 31,  DECEMBER 31,   DECEMBER 31,
                                              1999          1998           1997
                                         ------------  ------------   ------------
Statutory federal rate ..............         (34)%         (34)%         (34)%

State income taxes (net of
  federal benefit)...................          (6)           (5)           (5)
Valuation allowance .................          36            37            41
Nondeductible stock compensation ....           4             3            --
Other ...............................          --            (1)           (2)
                                              ---           ---           ---
                                               --%           --%           --%
                                              ===           ===           ===

      The components of the deferred tax assets and related valuation allowance at December 31, 1999 and 1998 are as follows:

                                                 DECEMBER 31
                                           -----------------------
                                             1999           1998
                                           --------       --------
                                               (IN THOUSANDS)
Net operating loss carryforwards ....      $ 16,739       $  4,955
Other ...............................           350            167
                                           --------       --------
Deferred tax assets .................        17,089          5,122
Valuation allowance .................       (17,089)        (5,122)
                                           --------       --------
                                           $     --       $     --
                                           ========       ========

      Due to the uncertainty surrounding the timing of realizing the benefits of its deferred tax assets in future tax returns, the Company has recorded a valuation allowance against its deferred tax assets.

      At December 31, 1999, the Company had net operating loss carryforwards of approximately $42.0 million available to reduce future federal and state taxable income, which expire beginning in the years 2017 through 2019 for federal and in 2005 for state. Under Section 382 of the Internal Revenue Code, the utilization of the net operating loss carryforwards can be limited based on changes in the percentage of ownership of the Company.

3.    STOCKHOLDERS' EQUITY

COMMON AND PREFERRED STOCK

      GoTo.com issued shares of its preferred stock as described below:

      - In March 1998, GoTo.com issued a total of 471,111 shares of Series A Preferred Stock to various investors at a purchase price of $0.45 per share.

      - In May 1998, GoTo.com issued a total of 8,311,688 shares of Series B Preferred Stock to various investors at a purchase price of $0.77 per share.

      - In July 1998, November 1998 and December 1998, GoTo.com issued a total of 10,710,348 shares of Series C Preferred Stock to various investors at a purchase price of $2.076 per share.

      - In April 1999, GoTo.com issued a total of 3,628,447 shares of Series D Preferred Stock to various investors at a purchase price of $6.89 per share.

      As part of the Series B Preferred Stock financing, Bill Gross, the Company's founder, paid a consultant 111,111 shares of the Company's Common Stock owned by him for services provided in connection with the Series B Preferred Stock financing. The exchange of the founder's shares was recorded at the fair market value of the Common Stock, on the date of the exchange, as a contribution to capital and cost of the Series B Preferred financing.

      In June 1999, the Company completed its initial public offering and issued 6,900,000 shares of its common stock at a price to the public of $15.00 per share. The Company received approximately $94.8 million in cash, net of underwriting discounts, commissions and other offering costs. Simultaneously with the closing of the initial public offering, each outstanding share of Series A, B, C and D Preferred Stock was automatically converted into one share of common stock.

      Upon completion of the Company's initial public offering the number of common and undesignated preferred shares authorized for issuance changed to 200,000,000 and 10,000,000, respectively.

WARRANTS

      In September and November of 1998, the Company issued warrants in exchange for certain consulting services to purchase an aggregate of 63,272 shares of the Company's Common Stock at exercise prices ranging from $0.77 to $2.076 per share. In February 1999, the Company issued additional warrants in exchange for certain consulting and other services to purchase 41,699 shares of the Company's Common Stock at exercise prices ranging from $2.076 to $5.00 per share. The warrants were fully exercisable upon issuance and those warrants not exercised by the warrant holders for Common Stock prior to our initial public offering on June 18, 1999 were terminated. The deemed fair value of warrants issued in 1999 and 1998 was $180,000 and $90,000, respectively; these amounts were recorded in general and administrative expenses in the respective periods.

DEFERRED STOCK OPTION COMPENSATION

      The excess of the deemed fair value of the Company's Common Stock over the exercise price of options granted during the year ended December 31, 1999 and 1998 at the date of grant, adjusted for the return of unvested options or repurchase of restricted stock resulting from employee terminations, amounted to an aggregate of $4,851,000 and $2,517,000, respectively. The deemed fair value of the Common Stock was determined by the Company based on the selling prices of contemporaneous sales of each series of Preferred Stock considering the relative rights and privileges of each security, the stages of development of the Company's business and the inherent risks and perceived future potential of the Company at the time of grant or issuance. The typical vesting period of the options is 20%, 10% or zero immediately upon grant with the remaining balance vesting evenly either annually or quarterly over the following four years. The amortization of deferred compensation is charged to operations on a graded methodology basis over the vesting period of the options. During the year ended December 31, 1999 and 1998, deferred compensation amortization of $3,585,000 and $1,199,000, respectively, was recorded. At December 31, 1999 and 1998, deferred compensation of $2,584,000 and $1,318,000, respectively, was reflected as a reduction of stockholders' equity. The deferred compensation amortization relates only to stock options awarded to employees; the salaries and related benefits of these employees are included in the applicable cost of revenue or operating expense line item.

OTHER STOCK COMPENSATION

      The Company sold or issued 427,195 shares of Common Stock to various consultants during 1998 at prices less than the deemed fair value of the Common Stock on the day it was sold. The excess of the deemed fair value of the Common Stock on the day it was sold aggregating $280,000 was recognized as consulting expense.

4.    STOCK PLAN AND STOCK PURCHASE PLAN

      The Company's 1998 Stock Plan provides for the granting of options for the purchase of up to 8,500,000 shares of the Company's Common Stock, plus an annual increase to be added on the first day of the Company's fiscal year beginning in 2000 equal to the lesser of (i) 7,500,000 shares, (ii) 4% of the outstanding shares on such date or (iii) a lesser amount determined by the Board. The increase for fiscal 2000 was determined to be approximately 1.8 million shares. Under terms of the plan, options may be granted to employees, nonemployee directors or consultants at prices not less than the fair value at the date of grant. Options granted to nonemployees are recorded at the value of negotiated services received. All options are immediately exercisable, however, shares issuable upon exercise of the option vest typically 20%, 10% or zero immediately upon grant of the option with the remaining balance vesting evenly either annually or quarterly over the following four years. The Company has the right to repurchase unvested shares issued upon exercise of the option.

      Information relating to the outstanding stock options is as follows:

                                                                WEIGHTED
                                                                 AVERAGE
                                              SHARES         EXERCISE PRICE
                                             --------        --------------
                                                   (IN THOUSANDS)
Outstanding at inception ............             --             $   --
  Granted ...........................            115               0.44
  Exercised .........................             --                 --
  Canceled ..........................             --                 --
                                              ------
Outstanding at December 31, 1997 ....            115               0.44
  Granted ...........................          4,888               0.15
  Exercised .........................             --                 --
  Canceled ..........................             (3)              0.15
                                              ------
Outstanding at December 31, 1998 ....          5,000               0.16
  Granted ...........................          2,979              19.62

  Exercised .........................         (5,035)              0.37
  Cancelled .........................           (114)             11.58
                                              ------
Outstanding at December 31, 1999 ....          2,830            $ 19.87
                                              ======

      The following table summarizes information regarding options outstanding and options exercisable at December 31, 1999 (in thousands except per share data):


                                             OUTSTANDING AND EXERCISABLE
                                         -----------------------------------
                                                     WEIGHTED
                                                      AVERAGE        WEIGHTED
                                         NUMBER      REMAINING       AVERAGE
                                           OF       CONTRACTUAL      EXERCISE
RANGE OF EXERCISE PRICES                 SHARES       LIFE            PRICE
------------------------                 ------     -----------      --------
$ 0.15 -- $ 0.30 ...................       852            8.6        $  0.20
                                           ===        =======        =======
$ 0.75 -- $ 6.20 ...................       609            9.3        $  4.24
                                           ===        =======        =======
$ 12.00 ............................       861            9.4        $ 12.00
                                           ===        =======        =======
$ 39.38 -- $55.25 ..................       200            9.7        $ 47.10
                                           ===        =======        =======
$108.25 ............................       308            9.9        $108.25
                                           ===        =======        =======

      Options available for future grant totaled 716,324 and 999,529 at December 31, 1999 and 1998, respectively. As of January 1, 2000 the Company added approximately 1.8 million options available for future grant in accordance with the Company's 1998 Stock Plan.

      The fair value of these options were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                                                          PERIOD FROM
                                                                         SEPTEMBER 15,
                                                                             1997
                                                                          (INCEPTION)
                                   YEAR ENDED          YEAR ENDED          THROUGH
                               DECEMBER 31, 1999   DECEMBER 31, 1998   DECEMBER 31, 1997
                               -----------------   -----------------   -----------------
Risk free interest rate ......        5.38%                5.14%                6.00%
Expected lives (in years) ....        2.5                  4                    4
Dividend yield ...............       --                   --                   --
Expected volatility ..........        0.80                --                   --

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Under SFAS No. 123, the Company would have incurred an additional compensation expense of approximately $2.4 million, $51,000 and zero for the years ended December 31, 1999 and 1998 and the period from inception through December 31, 1997, respectively.

                                                                       PERIOD FROM
                                                                       SEPTEMBER 15,
                                                                           1997
                                                                       (INCEPTION)
                                       YEAR ENDED        YEAR ENDED      THROUGH
                                       DECEMBER 31,     DECEMBER 31,    DECEMBER 31,
                                          1999              1998           1997
                                       -----------      ------------    ------------
Net loss, as reported ...........      $  (29,262)      $  (14,023)      $  (120)
Pro forma net loss ..............         (31,656)         (14,074)         (120)
Pro forma loss per share ........           (0.83)           (0.75)        (0.01)
Pro forma historical basic
  and diluted loss per share ....      $    (1.12)      $    (1.37)      $ (0.01)


      Applying SFAS No. 123 in the pro forma disclosure may not be representative of the effects on pro forma net income (loss) for future years as options vest over several years and additional awards will likely be made each year.

      In April 1999, the Board of Directors also approved the establishment, upon the closing of the Company's initial public offering, of the 1999 Employee Stock Purchase Plan (1999 Purchase Plan). The 1999 Purchase Plan initially reserves 2,000,000 shares of Common Stock for future issuance which will increase annually by the lesser of 1,000,000 shares, 3% of the outstanding shares on such date, or a lesser amount determined by the Board. The 1999 Purchase Plan provides for successive six month offering periods and allows eligible employees to participate in the plan through payroll deductions that will be used to purchase Common Stock at the end of each six month period for the lesser of 85% of the price of the Common Stock at the beginning or the end of the six month offering period.

5.    RELATED PARTY TRANSACTIONS

      During 1997 and 1998, GoTo.com shared facilities and received certain management services including certain accounting, payroll processing, access to shared local area computer communications network, and general business insurance from Bill Gross' idealab!, which, with its affiliate, idealab! Holdings, L.L.C., is a significant stockholder of GoTo.com. Bill Gross' idealab! charged a management fee for the use of its facilities and the services provided. During 1998 and through January 1999, Bill Gross' idealab! provided certain payroll processing services for GoTo.com and charged a fee for those services. On February 1, 1999, GoTo.com entered into a lease with Bill Gross' idealab! for office space. GoTo.com also uses a shared local area computer communications network. In 1999, GoTo.com entered into a lease agreement with Bill Gross' idealab! for additional office space. The term of the agreement is from August 1999 through January 2000. The total management and leasing fee associated with both facilities was approximately $364,000, $229,000 and $59,000 during the years ended December 31, 1999 and 1998 and the period from inception through December 31, 1997, respectively. From inception through March 1, 1998, Bill Gross, GoTo.com's founder and a principal of idealab! Holdings, L.L.C. and Bill Gross' idealab!, was the President and Chief Executive Officer of GoTo.com and received no compensation for his service. The value of these services was not material to the financial statements. During March 1998, certain stockholders provided temporary funding of $2.5 million to GoTo.com which carried no interest. In early May 1998 this funding was contributed to GoTo.com in return for Series B Preferred Stock. In December 1999, GoTo.com terminated both leases in effect during 1999 and entered into an arrangement with Bill Gross' idealab! for approximately 58,000 square feet of office space. The term of the lease commenced on January 15, 2000 and will terminate on October 31, 2004 with total lease payments of approximately $7.1 million. Management believes these amounts are materially representative of the fair value of services recorded.

      During 1999, GoTo.com recorded approximately $53,000 of search listing advertising revenue from Bill Gross' idealab!, which, with its affiliate, idealab! Holdings, L.L.C., is a significant stockholder of GoTo.com. During 1999, GoTo.com also recorded approximately $112,000 of search listing and banner revenue from Cadabra Inc. (Cadabra). Cadabra began listing on GoTo.com on December 17, 1999 and ceased advertising on GoTo.com on January 13, 2000. On January 31, 2000, GoTo.com acquired Cadabra (See Note 7). Management believes these amounts are materially representative of the fair value of advertising services provided.

6.    COMMITMENTS AND CONTINGENCIES

LEASES

      The Company leases office space under operating lease agreements expiring in October 2004. The future minimum lease payments under non-cancelable operating leases and present value of future minimum capital lease payments are as follows (in thousands):

                                                  OPERATING      CAPITAL
                                                    LEASE         LEASE
                                                  ---------      -------
2000 ........................................      $ 1,542       $   855
2001 ........................................        1,524           807
2002 ........................................        1,439            87
2003 ........................................        1,439            --
2004 ........................................        1,200            --
                                                   -------       -------
Total minimum lease payments ................      $ 7,144         1,749
                                                   =======
Less amount representing interest............                       (227)
                                                                  -------
                                                                  $1,522
                                                                  =======

     Total rent expense was approximately $504,000, $116,000 and $2,000 during the years ended December 31, 1999 and 1998 and the period from inception through December 31, 1997, respectively.

EQUIPMENT FINANCING ARRANGEMENT

      At December 31, 1999, the Company had a line of credit arrangement with a leasing institution that provides for a capital equipment lease line of up to a maximum of $1,500,000. The terms of the agreement include a requirement for the Company to keep an unrestricted cash balance of no less than $1.0 million at any time. The Company was in compliance as of December 31, 1999 and 1998. Under this agreement, $117,000 was available for future financing transactions at December 31, 1999.

      During 1999, the Company obtained an additional equipment financing line of credit with a lender in the amount of $1.0 million. During 1999, the Company did not use any of the available credit and accordingly $1.0 million was available for future financing transactions as of December 31, 1999. As of January 31, 2000, the Company did not use any of the available credit and did not renew the financing line of credit.

OTHER DEBT

      During January 1999, the Company executed a licensing and consulting agreement with a software vendor for the implementation of a new financial reporting system. The cost has been financed by an affiliate of the vendor and will be repaid in quarterly installments of $34,000 through the end of fiscal 2000. Implementation of the system was completed during the third quarter of 1999.

AFFILIATE COMMITMENTS

      The Company is obligated to make payments totaling $8.7 million and $5.0 million in 2000 and 2001, respectively, under contracts to provide search services to its affiliates.

LITIGATION

      We are engaged in litigation that will be expensive to pursue and will be distracting to our management and other employees. Any adverse developments resulting from this litigation could seriously harm our business. We believe that The Walt Disney Company and certain of its affiliates, including Infoseek Corporation, are infringing our GoTo.com logo. On February 18, 1999, we sued these companies and two affiliated companies in the United States District Court for the Central District of California alleging violation of federal trademark law and unfair competition. Our lawsuit is based on the use by these companies of a "GO" design mark to provide Internet services, including a search engine in connection with their "Go Network." We are seeking to prevent these companies from using this "GO" design mark as well as other remedies. We cannot assure you that the outcome of this litigation will be favorable to us. For example, we may not prevail and be able to stop these companies from causing confusion among consumers and advertisers through continued use of the "GO" design mark. The defendants have asserted counterclaims against GoTo.com. GoTo.com believes that the proposed counterclaims are without merit and will defend against them vigorously. An unfavorable result could affect the value of the Goto.com logo or even prevent us from using the GoTo.com logo.

      On November 12, 1999, the federal district court in Los Angeles preliminarily enjoined The Walt Disney Company, Infoseek and related companies from using their Go Network logo. On November 18, 1999, the Ninth Circuit Court of Appeals granted the defendants' motion for a stay of the preliminary injunction pending appeal, and the defendants were permitted to use the Go Network logo while the Ninth Circuit reviewed the district court's preliminary injunction order. GoTo.com and the defendants briefed the appeal during December, and the Ninth Circuit heard oral arguments on the matter on January 19, 2000. On January 27, 2000, the Ninth Circuit vacated the stay and reinstated the preliminary injunction. No trial date has been set, and despite the issuance of the preliminary injunction, we cannot assure you that we will ultimately prevail in this litigation.

7.    EVENTS SUBSEQUENT TO DATE OF INDEPENDENT AUDITORS' REPORT (UNAUDITED)

     On January 31, 2000, GoTo.com acquired Cadabra, an online comparison shopping service. Pursuant to the Agreement and Plan of Reorganization, GoTo.com acquired all of the outstanding shares of capital stock and assumed all outstanding options to acquire shares of capital stock of Cadabra, for $8.0 million in cash and 3,283,672 shares of GoTo.com common stock, including 214,833 shares to be issued upon exercise of options assumed by GoTo.com. The acquisition was accounted for as a purchase. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values as determined by GoTo.com at the date of the acquisition. The total purchase price of the acquisition was approximately $263.1 million and consisted of cash of $8.0 million; GoTo.com common stock of $252.5 million valued at the closing price of GoTo.com's common stock on the date the acquisition exchange ratio was set, net of expected proceeds from the exercise of Cadabra stock options assumed by GoTo.com; and acquisition costs of $2.6 million, primarily for investment banking, legal and accounting costs. Of the purchase price, $7.6 million was assigned to in-process research and development to be expensed immediately following the consummation of the acquisition, $6.0 million was assigned to the value of purchased technology and other intangibles and will be amortized on a straight-line basis over three years and $4.4 million was allocated to the net tangible assets.

     On March 8, 2000, GoTo.com entered into an agreement to acquire all outstanding shares of capital stock and assume all of the outstanding options of AuctionRover.com, Inc., a one-stop resource for online auctions, for 3.47 million shares of GoTo.com common stock. The purchase would enable GoTo.com to carry listings of numerous other auction sites. The acquisition is expected to be accounted for under the purchase method. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed. The excess of the acquisition cost over the fair value of the net tangible assets will be allocated to any identified intangible assets, with the remaining balance allocated to goodwill. Goodwill and intangible assets are expected to be amortized on a straight-line basis over three years. The amount of goodwill is expected to be approximately $175 million without accounting for net tangible assets. The transaction is expected to close by April 2000. The consummation of the acquisition is subject to customary closing conditions and there can be no assurance that the acquisition will close.

(A)(2) FINANCIAL STATEMENT SCHEDULES

     All financial statement schedules required by Item 14(A)(2) have been omitted because they are inapplicable or because the required information has been included in the Notes to the financial statements.

(B)    REPORTS ON FORM 8-K

     The Company filed a Form 8-K for the acquisition of Cadabra Inc. on January 31, 2000.

(C)    EXHIBITS

     The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission. The Company shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.


      EXHIBIT
       NUMBER
       ------
      3.1**           Amended and Restated Certificate of Incorporation of GoTo.com to be in effect after the closing of the offering made under this Registration Statement.
      3.2**           Amended and Restated Bylaws of GoTo.com to be in effect after the closing of the offering made under this
                      Registration Statement.
      4.1**           Specimen Common Stock Certificate.
     10.1**           Form of Indemnification Agreement between GoTo.com and certain of its officers and each of its directors.
     10.2**           Form of Change of Control Severance Agreement between GoTo.com and certain of its officers.
     10.3**           1998 Stock Plan and forms of option agreements thereunder.
     10.4**           1999 Employee Stock Purchase Plan and form of agreement thereunder.
     10.5**           Series A Preferred Stockholders' Rights Agreement among GoTo.com and certain investors.
     10.6**           Amended and Restated Series B Preferred Stockholders' Rights Agreement among GoTo.com and certain investors.
     10.7**           Series C Preferred Stockholders' Rights Agreement among GoTo.com and certain investors.
     10.8**           Series D Preferred Stockholders' Rights Agreement among GoTo.com and certain investors.
     10.9**           Sublease Agreement dated February 1, 1999 between GoTo.com and Bill Gross' idealab!.
     10.10**          Information Services Agreement dated April 30, 1998 between GoTo.com and Inktomi Corporation.
     10.11**          Premier Search Services Agreement dated September 16, 1998 between GoTo.com and Microsoft Corporation.
     10.12**          Letter of Agreement dated April 1, 1999 between GoTo.com and Pile, Inc.
     10.13**          GlobalCenter Master Service Agreement between GoTo.com, and GlobalCenter, Inc.
     10.14**          Distinguished Provider Agreement dated May 13, 1998 between GoTo.com and Netscape Communications Corporation
     10.15**          Distinguished Provider Agreement between GoTo.com and Netscape Communications Corporation
     10.16**          Amendment No. 1 to U.S. English Language Net Search Services  Agreement-- Distinguished Provider dated May 19,
                      1999 between GoTo.com and Netscape Communications Corporation
     10.17**          Insertion Order dated March 11, 1999 between GoTo.com and Netscape Communications Corporation
     10.18**          Amendment No. 1 to Bookmark Program Agreement dated August 1, 1999 between GoTo.com and Netscape
                      Communications Corporation
     10.19**          Amendment No. 1 to Netscape Communications Corporation U.S. English-Language Net Search Program Distinguished
                      Provider Services Agreement dated April 30, 1999 between GoTo.com and Netscape Communications Corporation
     10.20**          Insertion Order dated September 15, 1998 between GoTo.com and Warner Bros. Online 10.21 Sublease Agreement
                      dated December 14, 1999 between GoTo.com and Bill Gross' idealab!
     10.21            Sublease Agreement dated December 14, 1999 between GoTo.com and Bill Gross' idealab!.
     10.22            idealab! Stockholder Agreement dated March 3, 2000 between GoTo.com and Bill Gross' idealab!.
     23.1             Consent from Ernst & Young LLP.
     24.1**           Power of Attorney.
     27.1             Financial Data Schedule.

----------
** Incorporated by reference to the Registrant's Registration Statement in Form S-1 (Commission File No. 333-76415).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2000.


                                       GoTo.com, Inc.


                                       By:  /s/ TED MEISEL
                                          -------------------------------------
                                          Ted Meisel
                                          President and Chief Executive Officer

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, jointly and severally, Ted Meisel and Todd Tappin, each of them acting individually, as his or her attorney-in-fact, each with full power of substitution, for him or her any and all capacities, to sign any and all amendments to this Form 10-K, with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange Commission or any regulatory authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


                       SIGNATURE                                    TITLE                                              DATE
                       ---------                                    -----                                              ----

                 /s/   TED MEISEL                        President, Chief Executive Officer and Director            March 16, 2000
-----------------------------------------------------    (Principal Executive Officer)
                     (Ted Meisel)


                 /s/  TODD TAPPIN                        Chief Financial Officer (Principal                         March 16, 2000
-----------------------------------------------------    Financial Officer and Principal Accounting Officer)
                     (Todd Tappin)


              /s/  JEFFREY S. BREWER                     Executive Chairman of the Board                            March 16, 2000
-----------------------------------------------------
                  (Jeffrey S. Brewer)


               /s/  ROBERT M. KAVNER                     Chairman of the Board                                      March 16, 2000
-----------------------------------------------------
                  (Robert M. Kavner)


                /s/  WILLIAM GROSS                       Director                                                   March 16, 2000
-----------------------------------------------------
                    (William Gross)


                /s/ TIMOTHY DRAPER                       Director                                                   March 16, 2000
-----------------------------------------------------
                   (Timothy Draper)


             /s/ LINDA FAYNE LEVINSON                    Director                                                   March 16, 2000
-----------------------------------------------------
                (Linda Fayne Levinson)


                /s/  WILLIAM ELKUS                       Director                                                   March 16, 2000
-----------------------------------------------------
                    (William Elkus)
