Form 10-Q
period 2000-03-31
GOTO COM INC
filed 2000-05-10
CIK 1060439

================================================================================

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

   49,054,352 shares of Common Stock, $0.0001 par value, as of March 31, 2000

================================================================================

                                 GOTO.COM, INC.

                                TABLE OF CONTENTS

                                                                                                                  PAGE NO.
                                                                                                                  --------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:
          Condensed Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999........................   3
          Condensed Consolidated Statements of Operations for the three months ended March 31, 2000 and 1999......   4
          Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999......   5
          Notes to Condensed Consolidated Financial Statements....................................................   6
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...................  10
Item 3.   Quantitative and Qualitative Disclosures About Market Risks                                               23

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.......................................................................................  23
Item 2.   Changes in Securities and Use of Proceeds...............................................................  24
Item 6.   Exhibits and Reports on Form 8-K........................................................................  24

Signatures........................................................................................................  25

                          PART I FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                 GOTO.COM, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                          MARCH 31,     DECEMBER 31,
                                                                            2000            1999
                                                                          ---------     ------------
                                                                         (UNAUDITED)
                                            ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ........................................      $  22,550       $  11,914
  Short-term investments ...........................................         69,275          93,409
  Accounts receivable, net .........................................          3,349           2,927
  Prepaid expenses and other .......................................            927             851
  Prepaid marketing expenses .......................................          2,963           2,034
                                                                          ---------       ---------
Total current assets ...............................................         99,064         111,135

Property and equipment, net ........................................         18,889          12,703

Intangible assets, net .............................................        237,186              --
Long-term investments ..............................................          3,733           4,932
Other assets .......................................................            553             742
                                                                          ---------       ---------
Total assets .......................................................      $ 359,425       $ 129,512
                                                                          =========       =========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable .................................................      $  10,003       $  10,465
  Accrued expenses .................................................          7,448           2,562
  Deferred revenue .................................................          2,463           2,058
  Current portion of debt ..........................................            100             131
  Current portion of capital lease obligations .....................            780             754
                                                                          ---------       ---------
Total current liabilities ..........................................         20,794          15,970

Other long-term liabilities ........................................          1,279              --
Long-term capital lease obligations ................................            578             768

STOCKHOLDERS' EQUITY:
    Common Stock, $0.0001 par value,
      200,000 shares authorized:
      Shares issued and outstanding-- 49,054 and 45,519
      for March 31, 2000 and December 31, 1999, respectively .......              5               5
    Additional paid-in capital on Common Stock .....................        412,893         158,799
    Deferred compensation, net .....................................         (2,159)         (2,584)
    Accumulated deficit ............................................        (73,914)        (43,405)
    Unrealized losses on short-term and long-term investments ......            (51)            (41)
                                                                          ---------       ---------
Total stockholders' equity .........................................        336,774         112,774
                                                                          ---------       ---------
Total liabilities and stockholders' equity .........................      $ 359,425       $ 129,512
                                                                          =========       =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 GOTO.COM, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS; UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                           -----------------------
                                                                             2000           1999
                                                                           --------       --------
Revenue .............................................................      $ 17,215       $  1,451

Cost of revenue .....................................................         2,605            957
                                                                           --------       --------
Gross profit ........................................................        14,610            494

Operating expenses:
  Marketing, sales and service ......................................        16,314          4,614
  General and administrative ........................................         6,267          1,555
  Product development ...............................................         2,201            520
  Amortization of deferred compensation .............................           425          1,297
  Write-off of acquired in-process research and development .........         7,550             --
  Amortization of intangible assets .................................        13,954             --
                                                                           --------       --------
                                                                             46,711          7,986
                                                                           --------       --------
Loss from operations ................................................       (32,101)        (7,492)

Other income:
  Interest income, net ..............................................         1,547            132
  Other income ......................................................            45             --
                                                                           --------       --------
Net loss ............................................................      $(30,509)      $ (7,360)
                                                                           ========       ========

Pro forma basic and diluted net loss per share ......................      $  (0.67)      $  (0.24)
                                                                           ========       ========

Historical basic and diluted net loss per share .....................      $  (0.67)      $  (0.68)
                                                                           ========       ========

Weighted average shares used to compute pro forma basic
  and diluted net loss per share ....................................        45,323         30,387
                                                                           ========       ========
Weighted average shares used to compute historical basic
  and diluted net loss per share ....................................        45,323         10,894
                                                                           ========       ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 GOTO.COM, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS; UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31
                                                                              -----------------------
                                                                                2000           1999
                                                                              --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .............................................................      $(30,509)      $ (7,360)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Amortization of deferred stock option compensation ................           425          1,297
     Accretion of discounts from the purchase of
       short-term and long-term investments ............................          (413)            --
     Other common stock and warrants expense ...........................            --            180
     Write-off of acquired in-process research and development .........         7,550             --
     Depreciation and amortization .....................................         1,295            179
     Intangible amortization ...........................................        13,954             --
  Changes in operating assets and liabilities:
     Accounts receivable ...............................................          (402)          (343)
     Prepaid expenses and other ........................................           (27)          (304)
     Prepaid marketing expenses ........................................          (928)           (79)
     Accounts payable and accrued expenses .............................         1,022          1,024
     Deferred revenues .................................................           405            293
                                                                              --------       --------
  Net cash used in operating activities ................................        (7,628)        (5,113)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds of short-term and long-term investments, net ................        25,737             --
  Capital expenditures for property and equipment ......................        (7,027)        (1,088)
  Net cash used in acquisition .........................................        (1,407)            --
  Other assets .........................................................          (438)            --
                                                                              --------       --------
  Net cash provided by (used in) investing activities ..................        16,865         (1,088)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of Common Stock ...........................         1,594            561
  Proceeds from lease line .............................................            --            587
  Repayments under lease line ..........................................          (164)           (82)
  Repayment of debt ....................................................           (31)           (27)
                                                                              --------       --------
  Net cash provided by financing activities ............................         1,399          1,039

  Net increase (decrease) in cash and cash equivalents .................        10,636         (5,162)
  Cash and cash equivalents at beginning of period .....................        11,914         16,357
                                                                              --------       --------
  Cash and cash equivalents at end of period ...........................      $ 22,550       $ 11,195
                                                                              ========       ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 GOTO.COM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY, BASIS OF PRESENTATION

GoTo.com, Inc. (the Company or GoTo.com) operates an online marketplace that introduces consumers and businesses who search the Internet to advertisers, who provide products, services and information. Advertisers participating in our marketplace include retail merchants, wholesale and service businesses and manufacturers. We facilitate these introductions through our search service, which enables advertisers to bid in an ongoing auction for priority placement in our search results. Priority placement means that the search results appear on the page ranked in descending order of bid price, with the highest bidder's listing appearing first. Each advertiser pays GoTo.com the amount of its bid whenever a consumer clicks on the advertiser's listing in our search results. Advertisers pay GoTo.com for each click-through, so advertisers bid only on keywords relevant to the products, services or information that they offer. Because each advertiser chooses the bid amount and advertisement placement that is optimal for its business, we believe the GoTo.com marketplace provides advertisers with a cost-effective way to target consumers. Consumers access the GoTo.com search service both at our Web site and through our affiliates, a network of Web sites that have integrated the GoTo.com search service into their sites or that direct consumer traffic to our site. On January 31, 2000, GoTo.com acquired Cadabra Inc. (Cadabra), an online comparison shopping service that we now call "GoTo(TM) Shopping" (see Note 6). We believe GoTo Shopping further facilitates introductions between consumers and advertisers. GoTo Shopping simplifies the consumers' process of finding desired products by automating product comparison across multiple attributes. By enabling consumers to search at the product level, GoTo Shopping creates more targeted, and therefore highly valuable, advertising opportunities for our advertisers. In addition, on May 3, 2000 GoTo.com acquired AuctionRover, Inc. (AuctionRover), an online resource for auctions, that we now call "GoTo(TM) Auctions" (see Note 7). As with Web search, we will offer GoTo Shopping and GoTo Auctions at our Web site as well as through our affiliate network, providing consumers with multiple points of access to, and advertisers with multiple points of distribution for, the advertisers' products. The Company operates in one reportable business segment.

    GoTo.com was incorporated on September 15, 1997 in the state of Delaware and officially launched its service on June 1, 1998.

    The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ materially from those estimates.

    Certain prior year balances have been reclassified to conform to current year presentation.

    The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown, except for the write-off of approximately $7.6 million of in-process research and development associated with GoTo.com's acquisition of Cadabra (see Note 6). The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

    These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's fiscal year 1999 Form 10-K.

2. COMPREHENSIVE INCOME (LOSS)

    The Company accounts for comprehensive income (loss) using Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined therein, refers to revenues, expenses, gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders' equity. Total comprehensive loss for the quarter ended March 31, 2000 approximated net loss.

3. EARNINGS (LOSS) PER SHARE COMPUTATION

    Historical basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding, excluding the unvested portion of stock that is subject to repurchase issued in connection with the exercise of such options. The effect of outstanding stock options, convertible preferred stock and unvested stock are excluded from the calculation of historical diluted net loss per share for the periods presented, as their inclusion would be antidilutive.

    Pro forma basic and diluted net loss per share is computed using the historical weighted average number of shares of common stock outstanding plus the weighted average number of shares resulting from the assumed conversion of all outstanding convertible preferred stock as though such conversion occurred at the beginning of the period or original date of issuance, if later. The effect of outstanding stock options and unvested stock are excluded from the calculation of pro forma diluted net loss per share for the periods presented, as their inclusion would be antidilutive.

    Options to purchase approximately 3.3 million and 2.8 million shares of common stock were outstanding as of March 31, 2000 and 1999, respectively. In addition, as of March 31, 2000, there were approximately 2.2 million shares of unvested common stock outstanding that were issued in connection with the exercise of options and which are subject to repurchase. The following table sets forth the computation of historical basic and diluted net loss per share and pro forma basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                        -------------------------
                                                                           2000           1999
                                                                        ----------       --------
Numerator:
  Net loss .......................................................      $  (30,509)      $ (7,360)
                                                                        ==========       ========
Denominator:
  Denominator for historical basic and diluted
    calculation -- Weighted average shares .......................          45,323         10,894
                                                                        ==========       ========
Weighted average effect of pro forma securities:
  Series A Preferred Stock .......................................              --            471
  Series B Preferred Stock .......................................              --          8,312
  Series C Preferred Stock .......................................              --         10,710
                                                                        ----------       --------
  Denominator for pro forma basic and diluted calculation ........          45,323         30,387
                                                                        ==========       ========
Pro forma basic and diluted net loss per share ...................      $    (0.67)      $  (0.24)
                                                                        ==========       ========
Historical basic and diluted net loss per share ..................      $    (0.67)      $  (0.68)
                                                                        ==========       ========

4. LITIGATION

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

    On November 12, 1999, the federal district court in Los Angeles preliminarily enjoined The Walt Disney Company, Infoseek and related companies from using their Go Network logo. On November 18, 1999, the Ninth Circuit Court of Appeals granted the defendants' motion for a stay of the preliminary injunction pending appeal, and the defendants were permitted to use the Go Network logo while the Ninth Circuit reviewed the district court's preliminary injunction order. GoTo.com and the defendants briefed the appeal during December, and the Ninth Circuit heard oral arguments on the matter on January 19, 2000. On January 27, 2000, the Ninth Circuit vacated the stay and reinstated the preliminary injunction. No trial date has been set and, despite the issuance of the preliminary injunction, we cannot assure you that we will ultimately prevail in this litigation.

5. RELATED PARTY TRANSACTIONS

    During the quarter ended March 31, 1999, Bill Gross' idealab!, which, with its affiliate, idealab! Holdings, L.L.C., is a significant stockholder of GoTo.com provided management services, such as payroll and benefits administration, facilities management and Internet connection and email services. During February 1999 and July 1999, GoTo.com entered into two lease agreements with Bill Gross' idealab!, which were effective through January 2000. GoTo.com entered into an arrangement with Bill Gross' idealab! for approximately 58,000 square feet of office space with total lease payments of approximately $7.1 million commencing on January 15, 2000, terminating on October 31, 2004. Total fees for leasing and management services were approximately $469,000 and $75,000 for the quarters ended March 31, 2000 and 1999, respectively. Management believes these amounts are materially representative of the fair value of services recorded.

    During the quarter ended March 31, 2000, GoTo.com recorded approximately $39,000 of search listing advertising revenue from Bill Gross' idealab!. During the quarter ended March 31, 2000, GoTo.com also recorded approximately $143,000 of search listing and banner revenue from Cadabra prior to the closing of GoTo.com's acquisition of Cadabra on January 31, 2000. Cadabra began advertising its Web site on GoTo.com's marketplace on December 17, 1999 and ceased advertising on GoTo.com on January 13, 2000. Management believes these amounts are materially representative of the fair value of advertising services provided.

    On March 3, 2000, GoTo.com entered into a Stockholder Agreement with Bill Gross' idealab!, which provides, among other things, that Bill Gross' idealab! will not and will cause its affiliates not to, directly or indirectly, except with the prior written consent of our Board of Directors and, without limitation, a majority of our directors who are not, and have not been for the previous twelve months, affiliates of Bill Gross' idealab! or any of its affiliates or associates:

    - become a beneficial owner of 35% or more of the outstanding common stock of GoTo.com;

    - transfer beneficial ownership of any common stock of GoTo.com except (A) pursuant to the terms of a merger, consolidation or liquidation of, or tender offer or other business combination transaction with respect to GoTo.com, in each case approved by our Board of Directors and, without limitation, by a majority of our directors who are not, and have not been for the previous twelve months, affiliates of Bill Gross' idealab! or any of its affiliates or associates; (B) pro rata distributions by certain of the affiliated venture funds of Bill Gross' idealab! of shares of common stock of GoTo.com to their limited partners consistent with past practice, or (C) other transfers to third parties, provided that any such third party (together with any of its affiliates and associates) would not, to the knowledge of Bill Gross' idealab! after inquiry, following the completion of such transfer, beneficially own 15% or more of the outstanding common stock of GoTo.com; or

    - knowingly assist or advise, or knowingly provide or arrange financing to facilitate, another person or entity, or group of persons or entities acting in concert, to become the beneficial owner of 15% or more of the outstanding common stock of GoTo.com

    Further, the Stockholder Agreement also provides that, until March 3, 2002, so long as Bill Gross' idealab! is the beneficial owner of at least 20% of the outstanding common stock of GoTo.com, we will not, without the prior written consent of Bill Gross' idealab!, adopt a "shareholder rights plan" (commonly referred to as a "poison pill"); provided, however, that if, in the good faith judgment of our Board, after consideration of its fiduciary duties, adoption of such a shareholder rights plan would be in the best interests of our stockholders, we may adopt such a shareholder rights plan without the consent of Bill Gross' idealab! so long as the percentage thresholds set forth in such plan are no more restrictive to Bill Gross' idealab! than the terms of the Stockholder Agreement. If we adopt a shareholder rights plan, the Stockholder Agreement will terminate and be of no further force or effect.

6. Acquisition of Cadabra

    On January 31, 2000, GoTo.com acquired Cadabra, an online comparison shopping service. Pursuant to the Agreement and Plan of Reorganization, GoTo.com acquired all of the outstanding shares of capital stock and assumed all outstanding options to acquire shares of capital stock of Cadabra, for $8.0 million in cash and 3,283,672 shares of GoTo.com common stock, including 214,833 shares to be issued upon the exercise of options assumed by GoTo.com. The acquisition was accounted for as a purchase. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values as determined by GoTo.com at the date of the acquisition. The operations of Cadabra have been included in our results of operations since the date of the acquisition. The total purchase price of the acquisition was approximately $263.1 million and consisted of cash of $8.0 million; GoTo.com common stock of $252.5 million valued at the closing price of GoTo.com's common stock on the date the acquisition exchange ratio was set, net of expected proceeds from the exercise of Cadabra stock options assumed by GoTo.com; and acquisition costs of $2.6 million, primarily for investment banking, legal and accounting costs. Of the purchase price, $7.6 million was assigned to in-process research and development to be expensed immediately following the consummation of the acquisition, $6.0 million was assigned to the value of purchased technology and other intangibles and will be amortized on a straight-line basis over three years and $4.4 million was allocated to the net tangible assets. The excess purchase price over the estimated fair value of the assets acquired and liabilities assumed has been allocated to goodwill in the amount of $245.1 million and will be amortized on a straight-line basis over three years. The projects identified as in-process research and development are those that are currently underway, that will require additional effort to establish technological feasibility and have no alternative future use. The projects are expected to add features that will enhance the Web site scraping ability and operating capabilities of the service. At the acquisition date, these projects were approximately 80% complete and will require additional expected costs of approximately $2.0 million to complete, consisting principally of personnel related costs. These projects are expected to be completed during fiscal year 2000. To determine the value of in-process research and development, the expected future cash flows, including costs to reach technological feasibility, were discounted at an after-tax rate of 25%, taking into account risks related to the characteristics and applications of the technology, existing and future markets, and assessments of the life cycle stage of the technology. GoTo.com obtained an independent appraisal to derive the purchase price allocation.

    The following unaudited pro forma financial information presents the combined results of operations of the Company and Cadabra as if the acquisition had occurred as of the beginning of each period presented, after giving effect to certain adjustments, including amortization of goodwill and intangible assets, but excludes the non-recurring charge for the write-off of in-process research and development. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Cadabra constituted a single entity during such periods.

                                               Three Months Ended    Three Months Ended
                                                 March 31, 2000        March 31, 1999
                                               ------------------    ------------------
Revenue .....................................        $ 17,081             $  1,548
Net loss ....................................         (51,992)             (28,577)
Pro forma net loss per share ................           (1.09)               (0.88)
                                                     --------             --------
Historical net loss per share ...............        $  (1.09)            $  (2.18)

7. Subsequent Event

    On May 3, 2000, GoTo.com acquired AuctionRover, an online resource for auctions. Pursuant to the Agreement and Plan of Reorganization, GoTo.com acquired all of the outstanding shares of capital stock and assumed all outstanding options to acquire shares of capital stock of AuctionRover for 3,470,588 shares of GoTo.com common stock, including 521,408 shares to be issued upon the exercise of options assumed by GoTo.com. Based on the price of GoTo.com stock on March 8, 2000 the purchase price was valued at approximately $174.2 million, which consisted of GoTo.com Common Stock of $173.7 million valued at the closing price of GoTo.com Common Stock on the date of exchange ratio was set, net of expected proceeds from the exercise of stock options assumed by GoTo.com and including acquisition costs of approximately $500,000 for legal and accounting services. The purchase price was determined by arms-length negotiations between the parties. Timothy Draper, a director of GoTo.com, is affiliated with certain entities, which are principal stockholders of AuctionRover. GoTo.com intends to continue to operate AuctionRover's business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

    GoTo.com operates an online marketplace that introduces consumers and businesses who search the Internet to advertisers, who provide products, services and information. Advertisers participating in our marketplace include retail merchants, wholesale and service businesses and manufacturers. We facilitate these introductions through our search service, which enables advertisers to bid in an ongoing auction for priority placement in our search results. Priority placement means that the search results appear on the page ranked in descending order of bid price, with the highest bidder's listing appearing first. Each advertiser pays GoTo.com the amount of its bid whenever a consumer clicks on the advertiser's listing in our search results. Advertisers pay GoTo.com for each click-through, so advertisers bid only on keywords relevant to the products, services or information that they offer. Because each advertiser chooses the bid amount and advertisement placement that is optimal for its business, we believe the GoTo.com marketplace provides advertisers with a cost-effective way to target consumers. Consumers access the GoTo.com search service both at our Web site and through our affiliates, a network of Web sites that have integrated the GoTo.com search service into their sites or that direct consumer traffic to our site. On January 31, 2000, GoTo.com acquired Cadabra, an online comparison shopping service that we now call "GoTo Shopping." We believe GoTo Shopping further facilitates introductions between consumers and advertisers. GoTo Shopping simplifies the consumers' process of finding desired products by automating product comparison across multiple attributes. By enabling consumers to search at the product level, GoTo Shopping creates more targeted, and therefore highly valuable, advertising opportunities for our advertisers. In addition, on May 3, 2000 GoTo.com acquired AuctionRover, Inc. (AuctionRover), an online resource for auctions, that we now call "GoTo Auctions" (see Note 7). As with Web search, we will offer GoTo Shopping and GoTo Auctions at our Web site as well as through our affiliate network, providing consumers with multiple points of access to, and advertisers with multiple points of distribution for, the advertisers' products.

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

    Our revenue consists of search listing advertisements and banner advertisements. The Company has no barter transactions. For the quarter ended March 31, 2000, banner advertisement revenue constituted less than 10 percent of our revenue. Search listing advertisement revenue is determined by multiplying the number of click-throughs on paid search results by the amounts bid for applicable keywords. Search listing revenue is recognized when earned based on click-through activity to the extent that the advertiser has deposited sufficient funds with us or collection is probable. Banner advertisement revenue is recognized when earned under the terms of the contractual arrangement with the advertiser or advertising agency, provided that collection is probable.

    Our revenue is determined primarily by the number of paid introductions, that is the result of the number of times consumers click on advertisers' listings, multiplied by the bid price for those listings. The number of paid introductions for each of the last seven fiscal quarters is as follows:

      NUMBER OF PAID INTRODUCTIONS                      FOR THE QUARTER ENDED
      ----------------------------                      ---------------------
      88 million.....................................   March 31, 2000
      73 million.....................................   December 31, 1999
      54 million.....................................   September 30, 1999
      31 million.....................................   June 30, 1999
      15 million.....................................   March 31, 1999
       7 million.....................................   December 31, 1998
       2 million.....................................   September 30, 1998

    The average price per paid introduction results from advertisers' online bidding for priority placement in the search results. The average price per paid introduction for each of the last seven fiscal quarters is as follows:

     AVERAGE PRICE PER PAID INTRODUCTION                  FOR THE QUARTER ENDED
     -----------------------------------                  ---------------------
     $0.19............................................    March 31, 2000
      0.17............................................    December 31, 1999
      0.14............................................    September 30, 1999
      0.11............................................    June 30, 1999
      0.08............................................    March 31, 1999
      0.05............................................    December 31, 1998
     $0.03............................................    September 30, 1998

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

    GoTo.com was incorporated in September 1997 and has a limited operating history. We launched a proof-of-concept version of our search service in the fiscal year ended December 31, 1997. Our pay-for-performance service was announced in February 1998, and following further proof-of-concept testing, was officially launched in June 1998. We launched GoTo Shopping during the month of February 2000 and incorporated AuctionRover's services in GoTo's services during the month of May 2000. GoTo.com has devoted significant resources to launching its search service, including developing an infrastructure and building a management team. GoTo.com's losses for the quarter ended March 31, 2000 and the years ended December 31, 1999 and 1998 were approximately $30.5 million, $29.3 million and $14.0 million, respectively.

    We believe that our search, shopping and auction services will be more attractive to advertisers as more consumers use it for their search needs and more attractive to consumers as more advertisers bid for placement in our search, shopping and auction results. A significant component of our expenses consists of costs incurred to attract consumers to our service. We primarily attract consumers through our affiliate network, as well as through online and offline marketing, including radio, print, television and outdoor advertising. We expect to continue to rely upon these sources for a significant proportion of consumer searches conducted on our service. Our future success is dependent upon increasing the revenue we derive from this traffic.

    As a result of our acquisitions of Cadabra and AuctionRover, we believe our cost of revenue; marketing, sales and service expenses; general and administrative expenses and product development expenses will increase as we integrate and maintain our shopping and auction services. In addition, we will incur charges to operations with respect to the amortization of goodwill and other intangible assets, and the expense related to in-process research and development.

Acquisition of Cadabra

    On January 31, 2000, GoTo.com acquired Cadabra, an online comparison shopping service. Pursuant to the Agreement and Plan of Reorganization, GoTo.com acquired all of the outstanding shares of capital stock and assumed all outstanding options to acquire shares of capital stock of Cadabra, for $8.0 million in cash and 3,283,672 shares of GoTo.com common stock, including 214,833 shares to be issued upon the exercise of options assumed by GoTo.com. The acquisition was accounted for as a purchase. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values as determined by GoTo.com at the date of the acquisition. The operations of Cadabra have been included in our results of operations since the date of the acquisition. The total purchase price of the acquisition was approximately $263.1 million and consisted of cash of $8.0 million; GoTo.com common stock of $252.5 million valued at the closing price of GoTo.com's common stock on the date the acquisition exchange ratio was set, net of expected proceeds from the exercise of Cadabra stock options assumed by GoTo.com; and acquisition costs of $2.6 million, primarily for investment banking, legal and accounting costs. Of the purchase price, $7.6 million was assigned to in-process research and development to be expensed immediately following the consummation of the acquisition, $6.0 million was assigned to the value of purchased technology and other intangibles and will be amortized on a straight-line basis over three years and $4.4 million was allocated to the net tangible assets. The excess purchase price over the estimated fair value of the assets acquired and liabilities assumed has been allocated to goodwill in the amount of $245.1 million and will be amortized on a straight-line basis over three years. The projects identified as in-process research and development are those that are currently underway, that will require additional effort to establish technological feasibility and have no alternative future use.

    The projects are expected to add features that will enhance the Web site scraping ability and operating capabilities of the service. At the acquisition date, these projects were approximately 80% complete and will require additional expected costs of approximately $2.0 million to complete, consisting principally of personnel-related costs. These projects are expected to be completed during fiscal year 2000. To determine the value of in-process research and development, the expected future cash flows, including costs to reach technological feasibility, were discounted at an after-tax rate of 25%, taking into account risks related to the characteristics and applications of the technology, existing and future markets, and assessments of the life cycle stage of the technology. GoTo.com obtained an independent appraisal to derive the purchase price allocation.

Acquisition of AuctionRover.com, Inc.

    On May 3, 2000, GoTo.com acquired AuctionRover, an online resource for auctions. Pursuant to the Agreement and Plan of Reorganization, GoTo.com acquired all of the outstanding shares of capital stock and assumed all outstanding options to acquire shares of capital stock of AuctionRover for 3,470,588 shares of GoTo.com common stock, including 521,408 shares to be issued upon the exercise of options assumed by GoTo.com. Based on the price of GoTo.com stock on March 8, 2000 the purchase price was valued at approximately $174.2 million, which consisted of GoTo.com Common Stock of $173.7 million valued at the closing price of GoTo.com Common Stock on the date of exchange ratio was set, net of expected proceeds from the exercise of stock options assumed by GoTo.com and including acquisition costs of approximately $500,000 for legal and accounting services. The purchase price was determined by arms-length negotiations between the parties. Timothy Draper, a director of GoTo.com, is affiliated with certain entities, which are principal stockholders of AuctionRover. GoTo.com intends to continue to operate AuctionRover's business.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2000 COMPARED TO QUARTER ENDED MARCH 31, 1999

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                    -----------------------
                                                                      2000           1999
                                                                    --------       --------
Revenue ..........................................................  $ 17,215       $  1,451

Cost of revenue ..................................................     2,605            957
                                                                    --------       --------
Gross profit .....................................................    14,610            494

Operating expenses:
  Marketing, sales and service ...................................    16,314          4,614
  General and administrative(a) ..................................     6,267          1,555
  Product development ............................................     2,201            520
  Amortization of deferred compensation ..........................       425          1,297
  Write-off of acquired in-process research and development ......     7,550             --
  Amortization of intangible assets ..............................    13,954             --
                                                                    --------       --------
                                                                      46,711          7,986
                                                                    --------       --------
Loss from operations .............................................   (32,101)        (7,492)

Other income:
  Interest income, net ...........................................     1,547            132
  Other income ...................................................        45             --
                                                                    --------       --------
Net loss .........................................................  $(30,509)      $ (7,360)
                                                                    ========       ========

----------

(a) Included in general and administrative expenses are non-cash charges related to warrants issued as compensation to non-employees totaling $180,000 for the quarter ended March 31, 1999.

    Revenue. Revenue consists of search listing advertisements and banner advertisements. GoTo.com has no barter transactions. For the quarter ended March 31, 2000, banner advertisement revenue constituted less than 10 percent of our revenue. Revenue was approximately $17.2 million for the quarter ended March 31, 2000 compared to approximately $1.5 million for the quarter ended March 31, 1999. The increase was the result of continued growth of our marketplace and the corresponding participants, our advertisers and the number of consumers using our product. We have experienced rapid growth from the quarter ended March 31, 1999 through the quarter ended March 31, 2000; however, we do not anticipate our historical revenue growth rate to continue as a percentage of growth as expressed on a year-to-year or quarter-to-quarter basis. Our growth is dependent on obtaining additional traffic. For the quarter ended March 31, 2000, 25% of our overall traffic came from the browsers, Microsoft's Internet Explorer and Netscape. Although we entered into a one-year agreement with Microsoft on January 21, 2000 for continued traffic from their Internet Explorer 4 and Internet Explorer 5 browsers, we expect Microsoft to deliver a diminishing level of traffic to us in 2000 compared to 1999, and anticipate that we eventually will receive no traffic from Internet Explorer 4 and Internet Explorer 5. In addition, our agreement with Netscape will expire on June 30, 2000, and there can be no assurance that we will be successful in renewing this agreement or in entering into a new distribution agreement on commercially acceptable terms. Even though we currently anticipate growth in traffic from existing and new affiliates, we must renew our affiliate agreements or replace this traffic with other sources and grow our advertising base, otherwise our revenue may be materially, adversely affected.

    Cost of Revenue. Cost of revenue consists primarily of fees paid to outside service providers that provide and manage our unpaid listings and costs associated with maintaining our Web site. Costs associated with maintaining our Web site include salaries of related personnel, depreciation of Web site equipment, co-location charges for our Web site equipment and software license fees. Cost of revenue was approximately $2.6 million for the quarter ended March 31, 2000 compared to approximately $1.0 million for the quarter ended March 31, 1999. The increase was primarily due to the increased fees paid to outside service providers, increased database and hardware capacity requirements and an increase in the number of personnel required to support our Web site. We anticipate cost of revenue to continue to increase as our traffic and number of advertisers increase.

    Marketing, Sales and Service. Marketing, sales and service expenses consist primarily of our advertising and promotional expenditures, such as online links from other Web sites associated with our affiliate network, banner advertisements on other sites and offline media advertising, as well as payroll and related expenses for personnel engaged in marketing, customer service and sales functions. Marketing, sales and service expenses were approximately $16.3 million for the quarter ended March 31, 2000 compared to approximately $4.6 million for the quarter ended March 31, 1999. The increase was primarily due to increased distribution of our search service, the hiring of additional personnel for marketing, sales and service functions and our print and television media advertising campaign in the fourth quarter of 1999, which extended into the first quarter of 2000. We believe that continued investment in marketing, sales and service and in the increased distribution of our search service is critical to attaining our strategic objectives and, as a result, expect these costs to continue to increase in the future.

    General and Administrative. General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel; facilities; professional services, including legal, insurance and other general corporate expenses. General and administrative expenses were approximately $6.3 million for the quarter ended March 31, 2000 compared to approximately $1.6 million for the quarter ended March 31, 1999. The increase was the result of increased headcount and related expenses associated with the hiring of additional personnel and increased professional services. We expect general and administrative expenses to continue to increase as we expand our staff and incur additional costs related to the growth of our business. In addition, these expenses will vary based on the outcome of our litigation with The Walt Disney Company and certain of its affiliates.

    Product Development. Product development expenses consist primarily of payroll and related expenses for personnel responsible for development of features and functionality for our service, as well as costs incurred in the preliminary project and post-implementation stage of computer software developed for internal use. Product development expenses were approximately $2.2 million for the quarter ended March 31, 2000 compared to approximately $520,000 for the quarter ended March 31, 1999. The increase was a result of increased staffing and associated costs relating to enhancing features and functionality to our Web site and search service. The increase was offset by capitalization of certain costs under Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," of approximately $600,000 during the quarter ended March 31, 2000. We believe our continued investment in product development is critical to attaining our strategic objectives and, as a result, expect product development expenses to continue to increase in the future.

    Amortization of Deferred Compensation. Certain stock options granted from the inception of GoTo.com through our initial public offering have been considered to be compensatory for financial accounting purposes. Total compensation resulting from these stock options amounted to approximately $7.4 million. This amount represents the difference between the exercise price of the stock options and the deemed fair value of our common stock at the time of the grants or issuances, adjusted for the return of unvested options or the repurchase of restricted stock resulting from employee terminations. Compensation associated with these stock options is amortized and expensed over the applicable vesting periods using a graded methodology. Approximately $400,000 and $1.3 million were amortized and charged to operations for the quarters ended March 31, 2000 and 1999, respectively.

    Acquisition-Related Costs. On January 31, 2000, GoTo.com acquired Cadabra. The total purchase price of the acquisition was approximately $263.1 million, of which $7.6 million was assigned to in-process research and development which was expensed immediately following the consummation of the acquisition, $6.0 million was assigned to the value of purchased technology and other intangibles and will be amortized on a straight-line basis over three years and $4.4 million was allocated to the net tangible assets. The excess purchase price over the estimated fair value of the assets acquired and liabilities assumed has been allocated to goodwill in the amount of $245.1 million and will be amortized on a straight-line basis over three years. In the quarter ended March 31, 2000, GoTo.com incurred charges totaling approximately $21.5 million, which included approximately $7.6 million for the write-off of in-process research and development and approximately $14.0 million for the amortization of goodwill and other intangible assets. We expected acquisition-related costs to increase significantly in future quarters because of the goodwill and other intangible assets related to the acquisition of Auction Rover in May 2000 which will begin amortizing in the second quarter of 2000 and because the amortization of the goodwill and other intangible assets related to the Cadabra acquisition in the quarter ended March 31, 2000 was only for two months.

    Interest Income. Interest income consists primarily of earnings on our cash, cash equivalents and short-term and long-term investments, net of interest expense attributable to leased equipment and debt. Interest income, net was approximately $1.5 million for the quarter ended March 31, 2000 compared to approximately $132,000 for the quarter ended March 31, 1999. The increase was primarily due to increased earnings on cash, cash equivalents, and short-term and long-term investments in available-for-sale securities, which increased as a result of our initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities totaled approximately $7.6 million and $5.1 million for the quarters ended March 31, 2000 and 1999, respectively. The increase was due primarily to net losses for the quarter ended March 31, 2000 partially offset by acquisition-related costs. Net cash provided by investing activities totaled approximately $16.9 million for the quarter ended March 31, 2000, and net cash used in investing activities totaled approximately $1.1 million for the quarter ended March 31, 1999. The increase resulted from proceeds from maturities or sales of short-term and long-term investments, which was partially offset by capital expenditures for properties and equipment. Net cash provided by financing activities totaled approximately $1.4 million and $1.0 million for the quarters ended March 31, 2000 and 1999, respectively.

    Our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of approximately $91.8 million as of March 31, 2000 and approximately $105.3 million as of December 31, 1999. We also carry long-term investments of approximately $3.7 million as of March 31, 2000, which we believe is liquid. We believe that our cash reserves are sufficient to sustain operations through the next 12 months, however, unknown factors may require us to seek additional capital. Such unknown factors may include, among other things, competitive pressure, higher cost of intellectual capital, higher costs to accommodate increases in capacity and acquisitions.

    We may seek additional capital through the issuance of debt or equity depending upon our results of operations, market conditions or unforeseen opportunities. Our future liquidity and capital requirements will depend upon numerous factors. The pace of expansion of our operations will affect our capital requirements. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of the factors described above. If we require additional capital resources, we may seek to sell additional equity or debt securities or obtain a bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all.

IMPACT OF YEAR 2000

    As a result of our planning and implementation efforts, we have experienced no significant disruptions in mission critical information technology and non-information technology systems to date and believe those systems successfully responded to the Year 2000 date change. GoTo.com expensed an insignificant amount during 1999 and the first quarter of 2000 in connection with our remediation of our systems. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

    RISKS THAT COULD AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

WE HAVE A LIMITED OPERATING HISTORY.

    GoTo.com was founded in September 1997, officially launched its service in June 1998, and has a limited operating history. An investor in our common stock must consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets. These risks include our:

    - complete dependence on online advertising and consumer search services with only limited market acceptance;

    - need to develop and upgrade our infrastructure, including internal controls, transaction processing systems, data storage and retrieval systems and Web site;

    -   need to manage changing operations;

    -   dependence upon and need to hire and retain key personnel; and

    - ability to integrate acquisitions, including, but not limited to, the recent acquisitions of Cadabra in January 2000 and AuctionRover in May 2000.

    We cannot assure you that the GoTo.com service will retain its existing, or attract new, advertisers, consumers and Web sites that include the GoTo.com search service on their sites or that direct consumer traffic to the GoTo.com Web site, which we call "affiliates." We also cannot assure you that GoTo.com will achieve significant additional revenues or improve operating margins in future periods. There can be no assurance that GoTo.com's service will continue to achieve commercial success and, if it does not, the price of our common stock will decline.

WE HAVE A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES.

    We have not achieved profitability. We expect to incur net losses for the foreseeable future and may never become profitable. We incurred a net loss of approximately $30.5 million and $7.4 million for the quarters ended March 31, 2000 and 1999, respectively, and as of March 31, 2000, we had an accumulated deficit of approximately $73.9 million.

    Our limited operating history makes it difficult to forecast our future operating results. Although our revenue has grown in recent quarters, we cannot be certain that this growth will continue. We expect to continue to increase our marketing, sales and service, product development and general and administrative expenses. In addition, the amortization of goodwill and other intangible assets related to our acquisitions of Cadabra and AuctionRover will be significant, and any similar expense for future acquisitions could negatively affect our earnings. As a result, we will need to generate significant additional revenue to achieve profitability and in the absence of significant additional revenue, we may need to raise additional funds. If we do achieve profitability, we cannot be certain that we will sustain or increase it.

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

    - costs related to the integration of acquisitions, including the integration of Cadabra and AuctionRover;

    - consumers may access advertisers through our search, shopping and auction services and, during the initial integration of Cadabra and AuctionRover, the prices advertisers pay for shopping and auction listings may be lower than those paid for Web search, which may result in lower revenue per each paid introduction;

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

WE DEPEND ON A LIMITED NUMBER OF SOURCES TO DIRECT CONSUMERS TO OUR SERVICE TO CONDUCT SEARCHES.

    The consumers who conduct searches on our service come from a limited number of sources. Our sources for consumers conducting searches are members of our affiliate network, including providers of Internet browsers such as Netscape Communicator and Microsoft Internet Explorer, aggregators of search offerings of various providers, Internet Service Providers, our Web site, and banner advertising. We entered into a one-year agreement with Microsoft Corporation for continued traffic from their Internet Explorer 4 and Internet Explorer 5 browser, which commenced on January 21, 2000. This source is expected to deliver a diminishing level of traffic to us in 2000 compared to 1999, and we expect that we will eventually receive no traffic from this source. In addition, our agreement with Netscape will expire on June 30, 2000, and there can be no assurance that we will be successful in renewing this agreement or in entering into a new distribution agreement on commercially acceptable terms. Even though we currently anticipate growth from other existing and new traffic sources, if we are unable to renew our agreements or replace this traffic with other sources, it may materially, adversely impact our revenue. Although sources of consumer traffic to our service fluctuate, in any given month we typically depend upon one or a few of these sources for a significant majority of traffic and searches conducted on our service. For the quarter ended March 31, 2000, approximately 90% of all of GoTo.com's traffic came from our affiliates. Of GoTo.com's total traffic, approximately 25% of the total traffic came from the browsers, Microsoft's Internet Explorer and Netscape, approximately 65% of the total traffic came from other affiliates and the remaining 10% of the total traffic came directly to the GoTo.com Web site. We generally obtain traffic from these sources through short-term agreements. There can be no assurance that we will be successful in renewing any of these agreements or entering into new distribution agreements on commercially acceptable terms.

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

OUR FUTURE SUCCESS IS DEPENDENT UPON FURTHER DEVELOPING AND ENHANCING THE AFFILIATE NETWORK.

    We believe that our future success in penetrating our target markets depends in part on our ability to further develop and maintain relationships with affiliates, who provide their users with GoTo.com search capabilities on their sites or direct their traffic to our Web site. We believe these relationships are important in order to facilitate broad market acceptance of our service and enhance our sales. Our future ability to attract consumers to our service is dependent upon the growth of our affiliate network, which is new and unproven. Our agreements with affiliates are generally terminable at will by either party at any time. The loss of our agreements with our existing affiliates could damage our business. If we are unable to successfully develop and maintain relationships with affiliates, our business will be damaged.

WE MAY HAVE DIFFICULTY IMPLEMENTING GOTO SHOPPING AND GOTO AUCTIONS, AND CONSUMERS AND ADVERTISERS MAY NOT ADOPT EITHER GOTO SHOPPING OR GOTO AUCTIONS.

    We intend to extend our pay-for-placement model for Web search to GoTo Shopping and GoTo Auctions, which services were acquired in our recent acquisitions of Cadabra and AuctionRover. GoTo Shopping will permit advertisers to bid for placement in search results generated from a consumer's search for products. GoTo Auctions will allow GoTo.com to carry listings of major auction sites. We may not be able to successfully implement this model for GoTo Shopping or GoTo Auctions. Moreover, advertisers may not accept this model as a means to sell their products. Failure to successfully implement GoTo Shopping or GoTo Auctions, or to achieve market acceptance of GoTo Shopping or GoTo Auctions on a cost-effective basis could have a significant adverse affect on our results of operations and the price of our stock.

WE CANNOT ASSURE YOU THAT OUR STOCK PRICE WILL NOT DECLINE OR WILL NOT BE EXTREMELY VOLATILE.

    The price of our common stock may decline or may be extremely volatile. Since our initial public offering in June 1999, the per share closing price of our common stock has ranged from a low of $20.00 as of June 21, 1999 to a high of $114.50 as of November 15, 1999. In addition, an active public market for GoTo.com's common stock may not continue.

WE ARE DEPENDENT UPON OTHER COMPANIES WHO SUPPLY SERVICES TO US.

    We also depend on non-distribution related relationships. For example, following the paid advertising search results offered to consumers on our service, we offer search results provided by Inktomi Corporation. We currently rely on Inktomi as the sole source of these additional search results, which constitute a very high percentage of the search results displayed by GoTo.com. For example, Inktomi results were shown on approximately 72% of March 2000 searches. Our agreement with Inktomi expires in May 2000. The loss of this or any other key relationship could damage our business. If we are unable to develop future key relationships or maintain and enhance our existing relationships, our business will be damaged.

OUR INDUSTRY IS HIGHLY COMPETITIVE, AND WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO COMPETE EFFECTIVELY.

    The market for Internet products, services and advertising is new, rapidly evolving and intensely competitive. GoTo.com currently or potentially competes with many other providers of Web directories, search, shopping, auction and information services, as well as traditional media, for consumer attention and advertising expenditures. We expect competition to intensify in the future. Barriers to entry may not be significant, and current and new competitors may be able to launch new Web sites at a relatively low cost. Accordingly, we believe that our success will depend heavily upon achieving significant market acceptance before our competitors and potential competitors introduce competing services.

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

    GoTo.com also competes with providers of Web directories, search, shopping, auction and information services, all of whom offer services competitive with GoTo.com, including, among others, AltaVista, Amazon.com, Inc., America Online, Inc. (AOL.com, Netfind and Netscape Netcenter), Ask Jeeves, Inc., CNET, Inc. (NBCi and mySimon Inc.), DealTime.com, Excite@Home, Inc. (including WebCrawler and Magellan), Google, Inc., Inktomi Corporation, LookSmart, Ltd., Lycos, Inc. (including HotBot), Microsoft Corporation (LinkExchange, Inc. and msn.com), OpenDirectory, Inc., ShopNow.com Inc. (bottomdollar.com), The Walt Disney Company (Go.com) and Yahoo! Inc. In addition, we expect that other companies will offer directly competing services in the future.

    Many of these competitors, as well as potential entrants into our market, have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Many of these current and potential competitors can devote substantially greater resources to promotion and Web site and systems development than we can. In addition, as the use of the Internet and other online services increases, larger, well-established and well-financed entities may continue to acquire, invest in or form joint ventures with providers of Web directories, search, shopping, auction and information services or advertising solutions, and existing providers of Web directories, search, shopping, auction and information services or advertising solutions may continue to consolidate. In addition, providers of Internet browsers and other Internet products and services who are affiliated with providers of Web directories and information services in competition with the GoTo.com service may more tightly integrate these affiliated offerings into their browsers or other products or services. Any of these trends would increase the competition we face and could adversely affect our business and operating results.

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

WE ARE ENGAGED IN LITIGATION WITH THE WALT DISNEY COMPANY AND CERTAIN OF ITS AFFILIATES THAT COULD SERIOUSLY HARM OUR BUSINESS

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

THE ACQUISITIONS OF CADABRA AND AUCTIONROVER COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE AND ADVERSELY AFFECT OUR OPERATING RESULTS.

    We recently completed the acquisitions of Cadabra and AuctionRover. We are in the process of integrating Cadabra's and AuctionRover's products, technology and personnel, and the process may be delayed, disrupt our ongoing business, cost more than expected and distract management. None of Cadabra's or AuctionRover's personnel is subject to an employment agreement for any specific term. If we lost the services of any of the key personnel of either Cadabra or AuctionRover, it could have a significant adverse effect on our business and on the integration of Cadabra and AuctionRover.

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

IMPACT OF YEAR 2000

    As a result of our planning and implementation efforts, we have experienced no significant disruptions in mission critical information technology and non-information technology systems to date and believe those systems successfully responded to the Year

2000 date change. GoTo.com expensed an insignificant amount during 1999 and the first quarter of 2000 in connection with our remediation of our systems. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

WE HAVE BROAD DISCRETION TO USE OUR CAPITAL AND HOW WE INVEST THESE PROCEEDS MAY NOT YIELD A FAVORABLE RETURN.

    Our management can spend our capital in ways with which the stockholders may not agree.

FUTURE SALES OF OUR COMMON STOCK BY OUR STOCKHOLDERS MAY DEPRESS OUR STOCK
PRICE.

    If our stockholders sell substantial amounts of common stock in the public market, including shares issued upon the exercise of outstanding options, the market price of our common stock could fall. All of the approximately 49.1 million shares of common stock outstanding at March 31, 2000 are available for sale in the public market, except for 2.2 million shares that are subject to repurchase by GoTo.com and transfer restrictions as a result of vesting agreements and 3.7 million shares, which became available on April 14, 2000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    GoTo.com's exposure to market risk for interest rate changes relates primarily to its investment portfolio. GoTo.com has no derivative financial instruments as of March 31, 2000 or December 31, 1999. GoTo.com places its investment portfolio in high quality credit instruments, which are spread to many issuers. GoTo.com's investments are principally confined to cash equivalents and available-for-sale debt securities.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    The Company invested all of the approximately $94,800,000 of the proceeds from its initial public offering toward purchases in investment grade short-term and long-term investments.

SALES OF UNREGISTERED SECURITIES

    On May 3, 2000, GoTo.com acquired AuctionRover, an online resource for auctions. Pursuant to the Agreement and Plan of Reorganization, GoTo.com acquired all of the outstanding shares of capital stock and assumed all outstanding options to acquire shares of capital stock of AuctionRover for 3,470,588 shares of GoTo.com common stock, including 521,408 shares to be issued upon the exercise of options assumed by GoTo.com. Based on the price of GoTo.com stock on March 8, 2000 the purchase price was valued at approximately $174.2 million, which consisted of GoTo.com Common Stock of $173.7 million valued at the closing price of GoTo.com Common Stock on the date of exchange ratio was set, net of expected proceeds from the exercise of stock options assumed by GoTo.com and including acquisition costs of approximately $500,000 for legal and accounting services. The issuance of these shares was exempt from registration under Section 3(a)(10) of the Securities Act of 1933, based upon the issuance of a permit following a fairness hearing before the North Carolina Securities Administrator.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

     EXHIBIT
     NUMBER           DESCRIPTION
     -------          -----------
        27            Financial Data Schedule

(b) Reports on Form 8-K.

    The Company filed a Current Report on Form 8-K dated February 3, 2000 to report under Item 2 thereof the acquisition of Cadabra. We filed an amendment dated March 16, 2000 to this Current Report on Form 8-K to include the required Pro Forma Information and Financial Statements required under the report. We filed a Current Report on Form 8-K dated May 3, 2000 to report under Item 2 thereof the acquisition of AuctionRover.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2000                        GOTO.COM, INC.

                                          By:        /s/  TODD TAPPIN
                                              ----------------------------------
                                                          Todd Tappin
                                                    Chief Financial Officer
                                                 (Duly Authorized Officer and
                                                 Principal Financial Officer)