Form 10-Q
period 2000-06-30
GOTO COM INC
filed 2000-08-03
CIK 1060439

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                                 Yes [X] No [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
    52,191,438 shares of Common Stock, $0.0001 par value, as of June 30, 2000


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

Item 1.     Financial Statements:
            Condensed Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999............3
            Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2000 and 1999............................................................4
            Condensed Consolidated Statements of Cash Flows for the six months ended
               June 30, 2000 and 1999..................................................................5
            Notes to Condensed Consolidated Financial Statements.......................................6
Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.....10
Item 3.     Quantitative and Qualitative Disclosures About Market Risks...............................24

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings.........................................................................24
Item 2.     Changes in Securities and Use of Proceeds.................................................24
Item 4.     Submission of Matters to a Vote of Security Holders.......................................24
Item 6.     Exhibits and Reports on Form 8-K..........................................................25

Signatures............................................................................................26

                          PART I FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                 GOTO.COM, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                    JUNE 30,      DECEMBER 31,
                                                                      2000            1999
                                                                   ---------      ----------
                                                                  (UNAUDITED)
                                     ASSETS

  CURRENT ASSETS:
    Cash and cash equivalents ...............................      $  22,485       $  11,914
    Short-term investments ..................................         75,223          93,409
    Accounts receivable, net ................................          5,095           2,927
    Prepaid expenses and other ..............................          1,301             851
    Prepaid marketing expenses ..............................            344           2,034
                                                                   ---------       ---------
  Total current assets ......................................        104,448         111,135

  Property and equipment, net ...............................         24,232          12,703

  Intangible assets, net ....................................        380,161              --
  Long-term investments .....................................          2,533           4,932
  Other assets ..............................................            696             742
                                                                   ---------       ---------
  Total assets ..............................................      $ 512,070       $ 129,512
                                                                   =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
    Accounts payable ........................................      $   6,261       $  10,465
    Accrued expenses ........................................          9,979           2,562
    Deferred revenue ........................................          2,641           2,058
    Current portion of debt .................................             68             131
    Current portion of capital lease obligations ............            831             754
                                                                   ---------       ---------
  Total current liabilities .................................         19,780          15,970

  Other long-term liabilities ...............................            994              --
  Long-term capital lease obligations .......................            407             768


  STOCKHOLDERS' EQUITY:
    Common Stock, $0.0001 par value,
      200,000 shares authorized:
      Shares issued and outstanding - 52,191 and 45,519
      as of June 30, 2000 and December 31, 1999,
      respectively ..........................................              5               5
    Additional paid-in capital on Common Stock ..............        586,825         158,799
    Deferred compensation, net ..............................         (1,723)         (2,584)
    Accumulated deficit .....................................        (94,230)        (43,405)
    Unrealized losses on short-term and long-term investments             12             (41)
                                                                   ---------       ---------
  Total stockholders' equity ................................        490,889         112,774
                                                                   ---------       ---------
  Total liabilities and stockholders' equity ................      $ 512,070       $ 129,512
                                                                   =========       =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 GOTO.COM, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS; UNAUDITED)

                                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                      JUNE 30,                       JUNE 30,
                                                            -------------------------       -------------------------
                                                               2000            1999            2000            1999
                                                            ---------       ---------       ---------       ---------
Revenue ..............................................      $  21,011       $   3,632       $  38,226       $   5,083

Cost of revenue (A) ..................................          2,813           1,345           5,418           2,302
                                                            ---------       ---------       ---------       ---------
Gross profit .........................................         18,198           2,287          32,808           2,781

Operating expenses:
  Marketing, sales and service (A) ...................         18,267           5,743          34,581          10,357
  General and administrative (A) .....................          8,055           2,424          14,322           3,979
  Product development (A) ............................          4,262             979           6,463           1,499
  Amortization of deferred compensation (A) ..........            375           1,103             800           2,400
  Write-off of acquired in-process research
    and development ..................................             --              --           7,550              --
  Amortization of intangible assets ..................         30,578              --          44,532              --
                                                            ---------       ---------       ---------       ---------
                                                               61,537          10,249         108,248          18,235
                                                            ---------       ---------       ---------       ---------
Loss from operations .................................        (43,339)         (7,962)        (75,440)        (15,454)

Other income:
  Interest income, net ...............................          1,511             396           3,058             528
  Other income .......................................         21,512             526          21,557             526
                                                            ---------       ---------       ---------       ---------
Net loss .............................................      $ (20,316)      $  (7,040)      $ (50,825)      $ (14,400)
                                                            =========       =========       =========       =========

Pro forma basic and diluted net loss per share .......      $   (0.42)      $   (0.20)      $   (1.09)      $   (0.43)
                                                            =========       =========       =========       =========

Historical basic and diluted net loss per share ......      $   (0.42)      $   (0.46)      $   (1.09)      $   (1.10)
                                                            =========       =========       =========       =========

Weighted average shares used to compute
  pro forma basic and diluted net loss per share .....         48,007          35,823          46,657          33,147
                                                            =========       =========       =========       =========

Weighted average shares used to compute
  historical basic and diluted net loss per share ....         48,007          15,264          46,657          13,121
                                                            =========       =========       =========       =========


(A) If deferred compensation were allocated to expense categories, it would be allocated as follows:

  Cost of revenue ....................................      $       1       $       5       $       3       $      11
  Marketing, sales and service .......................            148             310             251             416
  General and administrative .........................            214             740             509           1,816
  Product development ................................             12              48              37             157
                                                            ---------       ---------       ---------       ---------
    Total amortization of deferred compensation ......      $     375       $   1,103       $     800       $   2,400
                                                            =========       =========       =========       =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 GOTO.COM, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS; UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                             -------------------------
                                                                2000            1999
                                                             ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ............................................      $ (50,825)      $ (14,400)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Amortization of deferred stock option compensation             800           2,400
    Accretion of discounts from the purchase of
      short-term and long-term investments ............           (797)             --
    Other common stock and warrants expense ...........             --             180
    Write-off of acquired in-process research
      and development .................................          7,550              --
    Depreciation and amortization .....................          3,097             551
    Intangible amortization ...........................         44,532              --
  Changes in operating assets and liabilities:
    Accounts receivable ...............................         (2,144)           (930)
    Other receivables .................................            (40)             12
    Prepaid expenses and other ........................           (317)            (81)
    Prepaid marketing expenses ........................          1,691              37
    Accounts payable and accrued expenses .............         (1,291)          6,647
    Deferred revenues .................................            583             616
                                                             ---------       ---------
Net cash provided by (used in) operating activities ...          2,839          (4,968)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds of short-term and long-term investments, net         21,436              --
  Capital expenditures for property and equipment .....        (13,123)         (4,551)
  Net cash used in acquisition ........................           (863)             --
  Other assets ........................................           (542)             --
                                                             ---------       ---------
Net cash provided by (used in) investing activities ...          6,908          (4,551)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of Common Stock ..........          1,930          96,536
  Proceeds from the issuance of Preferred Stock .......             --          24,969
  Proceeds from lease line ............................             --           1,203
  Repayments under lease line .........................           (339)           (190)
  Repayment of debt ...................................           (767)            (47)
                                                             ---------       ---------
Net cash provided by financing activities .............            824         122,471

  Net increase in cash and cash equivalents ...........         10,571         112,952
  Cash and cash equivalents at beginning of period ....         11,914          16,357
                                                             ---------       ---------
  Cash and cash equivalents at end of period ..........      $  22,485       $ 129,309
                                                             =========       =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 GOTO.COM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY, BASIS OF PRESENTATION

        GoTo.com, Inc. (the Company or GoTo) operates an online marketplace that introduces consumers and businesses who search the Internet to advertisers who provide products, services and information. Advertisers participating in our marketplace include retail merchants, wholesale and service businesses and manufacturers. We facilitate these introductions through our search service, which enables advertisers to bid in an ongoing auction for priority placement in our search results. Priority placement means that the search results appear on the page ranked in descending order of bid price, with the highest bidder's listing appearing first. Each advertiser pays GoTo the amount of its bid whenever a consumer clicks on the advertiser's listing in our search results. Advertisers pay GoTo for each click-through, so advertisers bid only on keywords relevant to the products, services or information that they offer. Because each advertiser chooses the bid amount and advertisement placement that is optimal for its business, we believe the GoTo marketplace provides advertisers with a cost-effective way to target consumers. Consumers access the GoTo search service primarily through our affiliates, a network of Web sites that have integrated the GoTo search service into their sites or that direct consumer traffic to our site. Consumers can also access the GoTo search service through the GoTo Web site. GoTo also operates an online comparison shopping service called "GoTo (TM) Shopping" (see Note 6), which allows the consumers the ability to better locate their desired products by automating product comparison across multiple attributes. By enabling consumers to search at the product level, GoTo (TM) Shopping creates more targeted, and therefore highly valuable, advertising opportunities for our advertisers. GoTo also operates an online resource for auctions called "GoTo (TM) Auctions" (see Note 6), which allows consumers to search for products and services at more than 200 auction sites and B2B exchanges across the Internet, enables sellers to easily manage their postings and distributes its services through affiliate Web sites, much like the GoTo search service and GoTo (TM) Shopping. As with Web search, we offer GoTo (TM) Shopping and GoTo (TM) Auctions through our affiliate network as well as at our Web site, providing consumers with multiple points of access to, and advertisers with multiple points of distribution for, the advertisers' products. The Company operates in one reportable business segment.

        GoTo was incorporated on September 15, 1997 in the state of Delaware and officially launched its service on June 1, 1998.

        The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ materially from those estimates.

        The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown, except for the write-off of approximately $7.6 million of in-process research and development associated with GoTo's acquisition of Cadabra, Inc. (Cadabra), (see
Note 6). The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

        These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's fiscal year 1999 Form 10-K.

2. COMPREHENSIVE INCOME (LOSS)

        The Company accounts for comprehensive income (loss) using Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined therein, refers to revenues, expenses, gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders' equity. Total comprehensive loss for the quarter ended June 30, 2000 approximated net loss.

3. EARNINGS (LOSS) PER SHARE COMPUTATION

        Historical basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding, excluding the unvested portion of stock that is subject to repurchase. The effect of outstanding stock options, convertible preferred stock and unvested stock are excluded from the calculation of historical diluted net loss per share for the periods presented, as their inclusion would be antidilutive.

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

        Options to purchase approximately 5.2 million and 2.4 million shares of common stock were outstanding as of June 30, 2000 and 1999, respectively. In addition, as of June 30, 2000, there were approximately 3.4 million shares of unvested common stock outstanding, which are subject to repurchase by GoTo. The following table sets forth the computation of historical basic and diluted net loss per share and pro forma basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                                    THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                         JUNE 30,                          JUNE 30,
                                                                   2000             1999             2000              1999
                                                              -------------       --------       -------------       --------
        Numerator:
          Net loss .....................................        $(20,316)         $ (7,040)         $(50,825)        $(14,400)
                                                                ========          ========          ========         ========
        Denominator:
          Denominator for historical basic and diluted
             Calculation -- Weighted average shares ....          48,007            15,264            46,657           13,121
                                                                ========          ========          ========         ========

        Weighted average effect of pro forma securities:
          Series A Preferred Stock .....................              --               435                                453
          Series B Preferred Stock .....................              --             7,665                              7,988
          Series C Preferred Stock .....................              --             9,879                             10,295
          Series D Preferred Stock .....................              --             2,580                              1,290
                                                                --------          --------          --------         --------
         Denominator for pro forma basic and diluted
             Calculation ...............................          48,007            35,823            46,657           33,147
                                                                ========          ========          ========         ========

        Pro forma basic and diluted net loss per share .        $  (0.42)         $  (0.20)         $  (1.09)        $  (0.43)
                                                                ========          ========          ========         ========

        Historical basic and diluted net loss per share         $  (0.42)         $  (0.46)         $  (1.09)        $  (1.10)
                                                                ========          ========          ========         ========

4. LITIGATION

        On May 25, 2000, GoTo settled its trademark infringement lawsuit against The Walt Disney Company. Pursuant to a settlement agreement, Disney paid GoTo $21.5 million, which is included in other income, and Disney has also agreed to permanently discontinue its use of the disputed Go Network logo and the replacement logo. GoTo will continue to use the logo it has used since 1997. In addition, Disney agreed to dismiss its counterclaim against GoTo.

5. RELATED PARTY TRANSACTIONS

        During 1998 and through January 1999, Bill Gross' idealab!, which, with its affiliate, idealab! Holdings, L.L.C., is a significant stockholder of GoTo, provided certain services to GoTo, such as Internet connection and email services. During February 1999 and July 1999, GoTo entered into two lease agreements with Bill Gross' idealab!, which were effective through January 2000. Subsequently, GoTo entered into an arrangement with Bill Gross' idealab! for approximately 58,000 square feet of office space with total lease payments of approximately $7.1 million commencing on January 15, 2000, terminating on October 31, 2004. Total fees for leasing and management services were approximately $916,000 and $138,000 for the six months ended June 30, 2000 and 1999, respectively. Management believes these amounts are materially representative of the fair value of services received.

        During the six months ended June 30, 2000, GoTo recorded approximately $211,000 of search listing advertising revenue from Bill Gross' idealab! During the six months ended June 30, 2000, GoTo also recorded approximately $143,000 of search listing and banner revenue from Cadabra prior to the closing of GoTo's acquisition of Cadabra on January 31, 2000. Cadabra began advertising its Web site on GoTo's marketplace on December 17, 1999 and ceased advertising on GoTo on January 13, 2000. Management believes the amounts paid by Cadabra were materially representative of the fair value of advertising services provided.

        On March 3, 2000, GoTo entered into a Stockholder Agreement with Bill Gross' idealab!, which provides, among other things, that Bill Gross' idealab! will not and will cause its affiliates not to, directly or indirectly, except with the prior written consent of our Board of Directors and, without limitation, a majority of our directors who are not, and have not been for the previous twelve months, affiliates of Bill Gross' idealab! or any of its affiliates or associates:

        - become a beneficial owner of 35% or more of the outstanding common stock of GoTo;

        -       transfer beneficial ownership of any common stock of GoTo except
                (A) pursuant to the terms of a merger, consolidation or liquidation of, or tender offer or other business combination transaction with respect to GoTo, in each case approved by our Board of Directors and, without limitation, by a majority of our directors who are not, and have not been for the previous twelve months, affiliates of Bill Gross' idealab! or any of its affiliates or associates; (B) pro rata distributions by certain of the affiliated venture funds of Bill Gross' idealab! of shares of common stock of GoTo to their limited partners consistent with past practice, or (C) other transfers to third parties, provided that any such third party (together with any of its affiliates and associates) would not, to the knowledge of Bill Gross' idealab! after inquiry, following the completion of such transfer, beneficially own 15% or more of the outstanding common stock of GoTo; or

        - knowingly assist or advise, or knowingly provide or arrange financing to facilitate, another person or entity, or group of persons or entities acting in concert, to become the beneficial owner of 15% or more of the outstanding common stock of GoTo

        Further, the Stockholder Agreement also provides that, until March 3, 2002, so long as Bill Gross' idealab! is the beneficial owner of at least 20% of the outstanding common stock of GoTo, GoTo will not, without the prior written consent of Bill Gross' idealab!, adopt a "shareholder rights plan" (commonly referred to as a "poison pill"); provided, however, that if, in the good faith judgment of our Board, after consideration of its fiduciary duties, adoption of such a shareholder rights plan would be in the best interests of our stockholders, we may adopt such a shareholder rights plan without the consent of Bill Gross' idealab! so long as the percentage thresholds set forth in such plan are no more restrictive to Bill Gross' idealab! than the terms of the Stockholder Agreement. If we adopt a shareholder rights plan, the Stockholder Agreement will terminate and be of no further force or effect.

6. ACQUISITIONS

        Cadabra

        On January 31, 2000, GoTo acquired Cadabra, an online comparison shopping service. Pursuant to the Agreement and Plan of Reorganization, GoTo acquired all of the outstanding shares of capital stock and assumed all outstanding options to acquire shares of capital stock of Cadabra, for $8.0 million in cash and 3,283,672 shares of GoTo common stock, including 214,833 shares to be issued upon the exercise of options assumed by GoTo. The acquisition was accounted for as a purchase. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values as determined by GoTo at the date of the acquisition. The operations of Cadabra have been included in our results of operations since the date of the acquisition. The total purchase price of the acquisition was approximately $263.1 million and consisted of cash of $8.0 million; GoTo common stock of $252.5 million valued at the closing price of GoTo's common stock on the date the exchange ratio was set, net of expected proceeds from the exercise of Cadabra stock options assumed by GoTo; and acquisition costs of $2.6 million, primarily for investment banking, legal and accounting costs. Of the purchase price, $7.6 million was assigned to in-process research and development which was expensed immediately following the consummation of the acquisition, $6.0 million was assigned to the value of purchased technology and other intangibles and will be amortized on a straight-line basis over three years and $4.4 million was allocated to the net tangible assets. The excess purchase price over the estimated fair value of the assets acquired and liabilities assumed has been allocated to goodwill in the amount of $245.1 million and will be amortized on a straight-line basis over three years. The projects identified as in-process research and development are those that are currently underway, that will require additional effort to establish technological feasibility and have no alternative future use. The projects are expected to add features that will enhance the operating capabilities of the service. At the acquisition date, these projects were approximately 80% complete and will require additional total expected costs of approximately $2.0 million to complete, consisting principally of personnel related costs. These projects are expected to be completed during fiscal year 2000. To determine the value of in-process research and development, the expected future cash flows, including costs to reach technological feasibility, were discounted at an after-tax rate of 25%, taking into account risks related to the characteristics and applications of the technology, existing and future markets, and assessments of the life cycle stage of the technology. GoTo obtained an independent appraisal to derive the purchase price allocation.

        AuctionRover

        On May 3, 2000, GoTo acquired AuctionRover, an online resource for auctions. Pursuant to the Agreement and Plan of Reorganization, GoTo acquired all of the outstanding shares of capital stock and assumed all outstanding options to acquire shares of capital stock of AuctionRover for 3,470,588 shares of GoTo common stock, including 521,408 shares to be issued upon the exercise of options assumed by GoTo. The acquisition was accounted for as a purchase. The operations of AuctionRover have been included in our results of operations since the date of acquisition. Based on the price of GoTo common stock on the date the exchange ratio was set, the purchase price was valued at approximately $174.2 million, which consisted of GoTo common stock of $173.7 million, net of expected proceeds from the exercise of stock options assumed by GoTo and including acquisition costs of approximately $500,000 for legal and accounting services. The purchase price was determined by arms-length negotiations between the parties. Timothy Draper, who was a director GoTo at the time of the AuctionRover acquisition, is affiliated with certain entities, that were principal stockholders of AuctionRover. GoTo intends to continue to operate AuctionRover's business. Of the purchase price, $6.7 million was assigned to the value of purchased technology and other intangible assets and will be amortized on a straight-line basis over three years and $600,000 was allocated to the net tangible assets. The excess purchase price over the estimated fair value of the assets acquired and liabilities assumed has been allocated to goodwill in the amount of $167.0 million and will be amortized on a straight-line basis over three years. GoTo assumed a line of credit with an outstanding balance of approximately $700,000, which GoTo paid off in the current quarter.

        The following unaudited pro forma financial information presents the combined results of operations of GoTo, Cadabra and AuctionRover as if the acquisitions had occurred as of the beginning of each period presented, after giving effect to certain adjustments, including amortization of goodwill and intangible assets, but excludes the non-recurring charge for the write-off of in-process research and development associated with the Cadabra acquisition. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, Cadabra and AuctionRover constituted a single entity during such periods.



                                              Six Months Ended   Six Months Ended
                                               June 30, 2000      June 30, 1999
                                              ----------------   ----------------
        Revenue ..........................      $   38,092         $    5,331
        Net loss .........................         (80,292)           (85,893)
        Pro forma net loss per share .....           (1.67)             (2.32)
        Historical net loss per share ....      $     1.67)        $    (5.04)

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

OVERVIEW

        GoTo operates an online marketplace that introduces consumers and businesses who search the Internet to advertisers who provide products, services and information. Advertisers participating in our marketplace include retail merchants, wholesale and service businesses and manufacturers. We facilitate these introductions through our search service, which enables advertisers to bid in an ongoing auction for priority placement in our search results. Priority placement means that the search results appear on the page ranked in descending order of bid price, with the highest bidder's listing appearing first. Each advertiser pays GoTo the amount of its bid whenever a consumer clicks on the advertiser's listing in our search results. Advertisers pay GoTo for each click-through, so advertisers bid only on keywords relevant to the products, services or information that they offer. Because each advertiser chooses the bid amount and advertisement placement that is optimal for its business, we believe the GoTo marketplace provides advertisers with a cost-effective way to target consumers. Consumers access the GoTo search service primarily through our affiliates, a network of Web sites that have integrated the GoTo search service into their sites or that direct consumer traffic to our site. Consumers can also access the GoTo search service through the GoTo Web site. GoTo also operates an online comparison shopping service called "GoTo (TM) Shopping" (see Note 6), which allows the consumers the ability to better locate their desired products by automating product comparison across multiple attributes. By enabling consumers to search at the product level, GoTo (TM) Shopping creates more targeted, and therefore highly valuable, advertising opportunities for our advertisers. GoTo also operates an online resource for auctions called "GoTo
(TM) Auctions" (see Note 6), which allows consumers to search for products and services at more than 200 auction sites and B2B exchanges across the Internet, enables sellers to easily manage their postings and distributes its services through affiliate Web sites, much like the GoTo search service and GoTo (TM) Shopping. As with Web search, we offer GoTo (TM) Shopping and GoTo (TM) Auctions through our affiliate network as well as at our Web site, providing consumers with multiple points of access to, and advertisers with multiple points of distribution for, the advertisers' products.


        A large and growing number of consumers using the GoTo search service at our Web site and at our affiliates' Web sites across the Internet increases the incentive for advertisers to bid in the GoTo marketplace. In turn, a breadth of relevant advertiser links increases the value to consumers of using the GoTo search service. Consequently, we believe a large and active base of advertisers, consumers and affiliates in our marketplace can stimulate growth in bidding, searches and paid introductions.

        Our revenue consists of search listing advertisements and banner advertisements. The Company has no barter transactions. For the quarter ended June 30, 2000, banner advertisement revenue constituted less than 10 percent of our revenue. Search listing advertisement revenue is determined by multiplying the number of click-throughs on paid search results by the amounts bid for applicable keywords. Search listing revenue is recognized when earned based on click-through activity to the extent that the advertiser has deposited sufficient funds with us or collection is probable. Banner advertisement revenue is recognized when earned under the terms of the contractual arrangement with the advertiser or advertising agency, provided that collection is probable.

        Our revenue is determined primarily by the number of paid introductions, that is the result of the number of times consumers click on advertisers' search listing advertisements, multiplied by the bid price for those listings. The number of paid introductions for each of the last eight fiscal quarters is as follows:

        NUMBER OF PAID INTRODUCTIONS             FOR THE QUARTER ENDED
        ----------------------------             ---------------------
        93 million.............................  June 30, 2000
        88 million.............................  March 31, 2000
        73 million.............................  December 31, 1999
        54 million.............................  September 30, 1999
        31 million.............................  June 30, 1999
        15 million.............................  March 31, 1999
         7 million.............................  December 31, 1998
         2 million.............................  September 30, 1998

        The average price per paid introduction results from advertisers' online bidding for priority placement in the search results. The average price per paid introduction for each of the last eight fiscal quarters is as follows:

        AVERAGE PRICE PER PAID INTRODUCTION        FOR THE QUARTER ENDED
        -----------------------------------        ---------------------
        $0.21....................................  June 30, 2000
         0.19....................................  March 31, 2000
         0.17....................................  December 31, 1999
         0.14....................................  September 30, 1999
         0.11....................................  June 30, 1999
         0.08....................................  March 31, 1999
         0.05....................................  December 31, 1998
        $0.03....................................  September 30, 1998

        We believe the quarterly number of paid introductions and average price per paid introduction listed above are not necessarily indicative of future results and that the periods prior to the three-month period ended September 30, 1998 are not relevant because our service was only in its initial stage. It is difficult to forecast the future growth of the average price per paid introduction, as advertisers, rather than GoTo, determine the price paid. We do not anticipate our historical growth rate to continue. Our growth rate and results depend on our ability to continue to increase the number of advertisers who use our service, the amount our advertisers spend on our service and the number of consumers who use our service. We anticipate these variables to fluctuate, affecting our growth rate and results.

        GoTo was incorporated in September 1997 and has a limited operating history. We launched a proof-of-concept version of our search service in the fiscal year ended December 31, 1997. Our Pay-For-Performance (TM) service was announced in February 1998, and following further proof-of-concept testing, was officially launched in June 1998. We launched GoTo (TM) Shopping during the month of February 2000 and GoTo (TM) Auctions during the month of May 2000. GoTo has devoted significant resources to launching its search service, including developing an infrastructure and building a management team. GoTo's losses for the six months ended June 30, 2000 and the years ended December 31, 1999 and 1998 were approximately $50.8 million, $29.3 million and $14.0 million, respectively.

        We believe that the GoTo search service, GoTo (TM) Shopping, and GoTo
(TM) Auctions will be more attractive to advertisers as more consumers use them for their search needs and more attractive to consumers as more advertisers bid for placement in our search, shopping and auction results. A significant component of our expenses consists of costs incurred to attract consumers to our service. We primarily attract consumers through our affiliate network. We expect to continue to rely upon these sources for a significant proportion of consumer searches conducted on our service. Our future success is dependent upon increasing the revenue we derive from this traffic.

        As a result of our acquisitions of Cadabra and AuctionRover, we believe our cost of revenue; marketing, sales and service expenses; general and administrative expenses and product development expenses will increase as we integrate and expand our shopping and auction services. Further, these products have limited histories and it is difficult to forecast revenues, expenses and therefore the total potential loss. In addition, we will incur significant additional charges resulting from the amortization of goodwill and other acquired intangible assets.

Acquisitions

        On January 31, 2000, GoTo acquired Cadabra, an online comparison shopping service. Pursuant to the Agreement and Plan of Reorganization, GoTo acquired all of the outstanding shares of capital stock and assumed all outstanding options to acquire shares of capital stock of Cadabra, for $8.0 million in cash and 3,283,672 shares of GoTo common stock, including 214,833 shares to be issued upon the exercise of options assumed by GoTo. The acquisition was accounted for as a purchase. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values as determined by GoTo at the date of the acquisition. The operations of Cadabra have been included in our results of operations since the date of the acquisition. The total purchase price of the acquisition was approximately $263.1 million and consisted of cash of $8.0 million; GoTo common stock of $252.5 million valued at the closing price of GoTo's common stock on the date the exchange ratio was set, net of expected proceeds from the exercise of Cadabra stock options assumed by GoTo; and acquisition costs of $2.6 million, primarily for investment banking, legal and accounting costs. Of the purchase price, $7.6 million was assigned to in-process research and development which was expensed immediately following the consummation of the acquisition, $6.0 million was assigned to the value of purchased technology and other intangibles and will be amortized on a straight-line basis over three years and $4.4 million was allocated to the net tangible assets. The excess purchase price over the estimated fair value of the assets acquired and liabilities assumed has been allocated to goodwill in the amount of $245.1 million and will be amortized on a straight-line basis over three years. The projects identified as in-process research and development are those that are currently underway, that will require additional effort to establish technological feasibility and have no alternative future use. The projects are expected to add features that will enhance the Web site scraping ability and operating capabilities of the service. At the acquisition date, these projects were approximately 80% complete and will require additional expected costs of approximately $2.0 million to complete, consisting principally of personnel-related costs. These projects are expected to be completed during fiscal year 2000. To determine the value of in-process research and development, the expected future cash flows, including costs to reach technological feasibility, were discounted at an after-tax rate of 25%, taking into account risks related to the characteristics and applications of the technology, existing and future markets, and assessments of the life cycle stage of the technology. GoTo obtained an independent appraisal to derive the purchase price allocation.

        On May 3, 2000, GoTo acquired AuctionRover, an online resource for auctions. Pursuant to the Agreement and Plan of Reorganization, GoTo acquired all of the outstanding shares of capital stock and assumed all outstanding options to acquire shares of capital stock of AuctionRover for 3,470,588 shares of GoTo common stock, including 521,408 shares to be issued upon the exercise of options assumed by GoTo. Based on the price of GoTo common stock on the date the exchange ratio was set, the purchase price was valued at approximately $174.2 million, which consisted of GoTo common stock of $173.7 million, net of expected proceeds from the exercise of stock options assumed by GoTo and including acquisition costs of approximately $500,000 for legal and accounting services. The purchase price was determined by arms-length negotiations between the parties. Timothy Draper, a former director of GoTo, is affiliated with certain entities that were principal stockholders of AuctionRover. GoTo intends to continue to operate AuctionRover's business. Of the purchase price, $6.7 million was assigned to the value of purchased technology and other intangible assets and will be amortized on a straight-line basis over three years and $600,000 was allocated to the net tangible assets. The excess purchase price over the estimated fair value of the assets acquired and liabilities assumed has been allocated to goodwill in the amount of $167.0 million and will be amortized on a straight-line basis over three years.

International Expansion

        We plan to launch our service in the United Kingdom during the fourth quarter of this year and our German-speaking marketplace during the first half of 2001. Our international expansion will require continued investment, and we expect to incur significant costs to build internal infrastructure and grow advertiser and affiliate bases. Therefore, our strategy is to align with partners that may accelerate the timing of expansion, provide key distribution channels for our products and provide additional financing. At this stage the structure of potential partnerships is not known, but it is intended that the partners will take an equity position in GoTo's international ventures, which would potentially reduce the start-up losses that we would record. If appropriate partnerships with terms acceptable to us are not obtained, our share of international start-up costs may be higher.

RESULTS OF OPERATIONS

        Revenue. Revenue primarily consists of search listing advertisements and banner advertisements. GoTo has no barter transactions. For the quarter ended June 30, 2000, banner advertisement revenue constituted less than 10 percent of our revenue. Revenue was approximately $21.0 million for the quarter ended June 30, 2000 compared to approximately $3.6 million for the quarter ended June 30, 1999. Revenue was approximately $38.2 million for the six months ended June 30, 2000 compared to approximately $5.1 million for the six months ended June 30, 1999. The increase was the result of continued growth of our marketplace and the corresponding participants, our advertisers and the number of consumers using our product. We have experienced rapid growth from the quarter ended June 30, 1999 through the quarter ended June 30, 2000; however, we do not anticipate our historical revenue growth rate to continue as a percentage of growth as expressed on a year-to-year or quarter-to-quarter comparison basis. Our growth is dependent on obtaining additional traffic. For the quarter ended June 30, 2000, approximately 15% of our overall traffic came from the browsers, Microsoft's Internet Explorer and Netscape. Although we entered into a one-year agreement with Microsoft on January 21, 2000 for continued traffic from their Internet Explorer 4 and Internet Explorer 5 browsers, we expect Microsoft to deliver a diminishing level of traffic to us in 2000 compared to 1999, and anticipate that we eventually will receive no traffic from Internet Explorer 4 and Internet Explorer 5. Our agreement with Netscape was recently renewed and will expire on June 30, 2001. Even though we currently anticipate growth in traffic from existing and new affiliates, we must renew our affiliate agreements or replace this traffic with other sources and grow our advertising base, otherwise our revenue may be materially, adversely affected.

        Cost of Revenue. Cost of revenue consists primarily of fees paid to outside service providers that provide and manage our unpaid listings and costs associated with maintaining our Web site. Costs associated with maintaining our Web site include salaries of related personnel, depreciation of Web site equipment, co-location charges for our Web site equipment and software license fees. Cost of revenue was approximately $2.8 million for the quarter ended June 30, 2000 compared to approximately $1.3 million for the quarter ended June 30, 1999. Cost of revenue was approximately $5.4 million for the six months ended June 30, 2000 compared to approximately $2.3 million for the six months ended June 30, 1999. The increase was primarily due to the increased fees paid to outside service providers, increased database and hardware capacity requirements and an increase in the number of personnel required to support our Web site. We anticipate cost of revenue to continue to increase as our traffic and number of advertisers increase.

        Marketing, Sales and Service. Marketing, sales and service expenses consist primarily of our advertising and promotional expenditures, such as online links from other Web sites associated with our affiliate network, banner advertisements on other sites and offline media advertising, as well as payroll and related expenses for personnel engaged in marketing, customer service and sales functions. Marketing, sales and service expenses were approximately $18.3 million for the quarter ended June 30, 2000 compared to approximately $5.7 million for the quarter ended June 30, 1999. Marketing, sales and service expenses were approximately $34.6 million for the six months ended June 30, 2000 compared to approximately $10.4 million for the six months ended June 30, 1999. The increase was primarily due to increased distribution of our search service, the hiring of additional personnel for marketing, sales and service functions and our print and television media advertising campaign in the fourth quarter of 1999, which extended into the first quarter of 2000. We believe that continued investment in marketing, sales and service and in the increased distribution of our services is critical to attaining our strategic objectives and, as a result, expect these costs to continue to increase in the future.

        General and Administrative. General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel; facilities; and professional services, including legal, insurance and other general corporate expenses. General and administrative expenses were approximately $8.1 million for the quarter ended June 30, 2000 compared to approximately $2.4 million for the quarter ended June 30, 1999. General and administrative expenses were approximately $14.3 million for the six months ended June 30, 2000 compared to approximately $4.0 million for the six months ended June 30, 1999. The increase was the result of increased headcount and related expenses associated with the hiring of additional personnel and increased professional services. We expect general and administrative expenses to continue to increase as we expand our staff and incur additional costs related to the growth of our business.

        Product Development. Product development expenses consist primarily of payroll and related expenses for personnel responsible for development of features and functionality for our service, as well as costs incurred in the preliminary project and post-implementation stage of computer software developed for internal use. Product development expenses were approximately $4.3 million for the quarter ended June 30, 2000 compared to approximately $1.0 million for the quarter ended June 30, 1999. Product development expenses were approximately $6.5 million for the six months ended June 30, 2000 compared to approximately $1.5 million for the six months ended June 30, 1999. The increase was a result of increased staffing and associated costs relating to enhancing features and functionality to our Web site and search service. The increase was offset by capitalization of certain costs under Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," of approximately $846,000 and $1.5 million during the quarter ended June 30, 2000 and the six months ended June 30, 2000, respectively. We believe our continued investment in product development is critical to attaining our strategic objectives and, as a result, expect product development expenses to continue to increase in the future.

        Amortization of Deferred Compensation. Certain stock options granted from the inception of GoTo through our initial public offering have been considered to be compensatory for financial accounting purposes. Total compensation resulting from these stock options amounted to approximately $7.4 million. This amount represents the difference between the exercise price of the stock options and the deemed fair value of our common stock at the time of the grants or issuances, adjusted for the return of unvested options or the repurchase of restricted stock resulting from employee terminations. Compensation associated with these stock options is amortized and expensed over the applicable vesting periods using a graded methodology. Approximately $375,000 and $1.1 million were amortized and charged to operations for the quarters ended June 30, 2000 and 1999, respectively. Approximately $800,000 and $2.4 million were amortized and charged to operations for the six months ended June 30, 2000 and 1999, respectively.

        Acquisition-Related Charges. On January 31, 2000, GoTo acquired Cadabra. The total purchase price of the acquisition was approximately $263.1 million, of which $7.6 million was assigned to in-process research and development which was expensed immediately following the consummation of the acquisition, $6.0 million was assigned to the value of purchased technology and other intangible assets and will be amortized on a straight-line basis over three years and $4.4 million was allocated to the net tangible assets. The excess purchase price over the estimated fair value of the assets acquired and liabilities assumed has been allocated to goodwill in the amount of $245.1 million and will be amortized on a straight-line basis over three years. On May 3, 2000, GoTo also acquired AuctionRover. The total purchase price was approximately $174.2 million, of which $6.7 million was assigned to the value of purchased technology and other intangible assets and will be amortized on a straight-line basis over three years and $600,000 was allocated to the net tangible assets. The excess purchase price over the estimated fair value of the assets acquired and liabilities assumed has been allocated to goodwill in the amount of $167.0 million and will be amortized on a straight-line basis over three years. In the quarter ended June 30, 2000, GoTo incurred charges for the amortization of goodwill and intangible assets totaling approximately $30.6 million. In the six months ended June 30, 2000, GoTo incurred charges totaling approximately $52.1 million, which included approximately $7.6 million for the write-off of in-process research and development and approximately $44.5 million for the amortization of goodwill and other intangible assets. We expected acquisition-related costs to increase slightly in future quarters because the goodwill and other intangible assets related to the acquisition of AuctionRover only began amortizing in May 2000.

        Other Income. Other income consists primarily of the settlement of litigation with The Walt Disney Company and earnings on our cash, cash equivalents and short-term and long-term investments, net of interest expense attributable to leased equipment and debt. Other income was approximately $23.0 million for the quarter ended June 30, 2000 compared to approximately $922,000 for the quarter ended June 30, 1999. Other income was approximately $24.6 million for the six months ended June 30, 2000 compared to approximately $1.1 million for the six months ended June 30, 1999. The increase was primarily due to the settlement of litigation with Disney, pursuant to which Disney paid GoTo $21.5 million and the increased earnings on cash, cash equivalents, and short-term and long-term investments in available-for-sale securities, which increased as a result of our initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities totaled approximately $2.8 million and net cash used in operating activities totaled approximately $5.0 million for the six months ended June 30, 2000 and 1999, respectively. The increase was due primarily to acquisition-related charges partially offset by net losses for the six months ended June 30, 2000. Net cash provided by investing activities totaled approximately $6.9 million for the six months ended June, 2000, and net cash used in investing activities totaled approximately $4.6 million for the six months ended June 30, 1999. The increase resulted from proceeds from maturities or sales of short-term and long-term investments, which was partially offset by capital expenditures for property and equipment. Net cash provided by financing activities totaled approximately $824,000 and $122.5 million for the six months ended June 30, 2000 and 1999, respectively.

        Our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of approximately $97.7 million as of June 30, 2000 and approximately $105.3 million as of December 31, 1999. We also carry long-term investments of approximately $2.5 million as of June 30, 2000, which we believe is liquid. We believe that our cash reserves are sufficient to sustain operations through the next 12 months, however, unknown factors may require us to seek additional capital. Such unknown factors may include, among other things, competitive pressure, higher cost of intellectual capital, higher costs to accommodate increases in capacity and acquisitions.

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


        RISKS THAT COULD AFFECT OUR FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

WE HAVE A LIMITED OPERATING HISTORY.

        GoTo was founded in September 1997, officially launched its service in June 1998, and has a limited operating history. An investor in our common stock must consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets. These risks include our:

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

        -       dependence upon and need to hire and retain key personnel; and

        - ability to integrate acquisitions, including, but not limited to, the acquisitions of Cadabra in January 2000 and AuctionRover in May 2000.

        We cannot assure you that the GoTo service will retain its existing, or attract new, advertisers, consumers and Web sites that include the GoTo services on their sites or that direct consumer traffic to the GoTo Web site, which we call "affiliates." We also cannot assure you that GoTo will achieve significant additional revenues or improve operating margins in future periods. There can be no assurance that GoTo's services will continue to achieve commercial success and, if it does not, the price of our common stock will decline.

WE HAVE A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES.

        We have not achieved profitability. We expect to incur net losses for the foreseeable future and may never become profitable. We incurred a net loss of approximately $50.8 million and $14.4 million for the six months ended June 30, 2000 and 1999, respectively, and as of June 30, 2000, we had an accumulated deficit of approximately $94.2 million.

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

        We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is likely that in some future quarter our operating results may be below the expectations of public market analysts and investors and, as a result of these or other factors, the price of our common stock may fall or significantly fluctuate. Our operating results have varied widely in the past, and we expect that they will continue to vary significantly from quarter to quarter due to a number of factors, including:

        - demand for our services by advertisers and consumers, including the number of searches performed by consumers and the rate at which they click-through to paid search listing advertisements;

        - prices paid by advertisers using the GoTo services, which are not determined by GoTo;

        - our costs of attracting consumers to GoTo's services including costs of receiving exposure on third-party Web sites and advertising costs;

        - costs related to agreements with suppliers of consumer traffic to our service and professional services;

        -       loss of our agreements with suppliers of consumer traffic;

        -       the mix of paying vs. non-paying results on the GoTo services;

        -       our ability to significantly increase our distribution channels;

        - seasonality, typical of our industry, which in the past has been lower in the first and third quarters of our fiscal year;

        - the amount and timing of operating costs and capital expenditures relating to expansion of our operations;

        - costs and delays in introducing new GoTo services and improvements to existing services;

        - costs related to the integration of acquisitions, including the integration of Cadabra and AuctionRover;

        - consumers may access advertisers through our search, shopping and auction services and, during the initial integration of Cadabra and AuctionRover, the prices advertisers pay for shopping and auction listings may be lower than those paid for Web search listing, which may result in lower revenue per each paid introduction;

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

WE DEPEND ON A LIMITED NUMBER OF SOURCES TO DIRECT CONSUMERS TO OUR SERVICE TO CONDUCT SEARCHES.

        The consumers who conduct searches on our service come from a limited number of sources. Our sources for consumers conducting searches are members of our affiliate network, including providers of Internet browsers such as Netscape Communicator and Microsoft Internet Explorer, aggregators of search offerings of various providers, Internet Service Providers, our Web site, and banner advertising. We entered into a one-year agreement with Microsoft Corporation for continued traffic from their Internet Explorer 4 and Internet Explorer 5 browser, which commenced on January 21, 2000. This source is expected to deliver a diminishing level of traffic to us in 2000 compared to 1999, and we expect that we will eventually receive no traffic from this source. In addition, our agreement with Netscape will expire on June 30, 2001. Although sources of consumer traffic to our service fluctuate, in any given month we typically depend upon one or a few of these sources for a significant majority of traffic and searches conducted on our service. For the quarter ended June 30, 2000, approximately 91% of all of GoTo's traffic came from our affiliates. Of GoTo's total traffic, approximately 15% of the total traffic came from the browsers, Microsoft's Internet Explorer and Netscape, approximately 76% of the total traffic came from other affiliates and the remaining 9% of the total traffic came directly to the GoTo Web site. We generally obtain traffic from the browsers and other affiliates through short-term agreements. There can be no assurance that we will be successful in renewing any of these agreements or entering into new distribution agreements on commercially acceptable terms.

OUR SUCCESS DEPENDS UPON ACHIEVING A LARGE AND ACTIVE BASE OF ADVERTISERS AND CONSUMERS.

        Our ability to increase the volume of transactions on our service and the amounts bid by our advertisers is dependent upon achieving market acceptance from more advertisers and consumers using our services. Most potential advertisers have only limited experience advertising on the Internet and have not devoted a significant portion of their advertising expenditures to Internet advertising. Advertising through priority placement on our services in particular has been introduced only recently, and we cannot predict the level of its acceptance as an advertising medium. Our services may not achieve significant acceptance by consumers. Among other things, because our services prioritize search results based on advertising bids associated with keywords rather than on algorithmic or other traditional search and retrieval technologies, consumers may perceive our results to be less objective than those provided by traditional search methods. Failure to achieve and maintain a large and active base of advertisers and consumers would seriously harm our business.

OUR FUTURE SUCCESS IS DEPENDENT UPON FURTHER DEVELOPING AND ENHANCING THE AFFILIATE NETWORK.

We believe that our future success in penetrating our target markets depends in part on our ability to further develop and maintain relationships with affiliates, who provide their users with GoTo services on their sites or direct their traffic to our Web site. We believe these relationships are important in order to facilitate broad market acceptance of our services and enhance our sales. Our future ability to attract consumers to our services is dependent upon the growth of our affiliate network, which is new and unproven. Our agreements with some of our affiliates are generally terminable at will by either party at any time. The loss of our agreements with our existing affiliates could damage our business. If we are unable to successfully develop and maintain relationships with affiliates, our business will be damaged.

WE MAY HAVE DIFFICULTY IMPLEMENTING GOTO (TM) SHOPPING AND GOTO (TM) AUCTIONS, AND CONSUMERS AND ADVERTISERS MAY NOT ADOPT EITHER GoTo (TM) SHOPPING OR GoTo
(TM) AUCTIONS.

        We intend to extend our pay-for-placement model for Web search to GoTo
(TM) Shopping and GoTo (TM) Auctions, which services were acquired in recent acquisitions. GoTo (TM) Shopping permits advertisers to bid for placement in search results generated from a consumer's search for products. GoTo (TM) Auctions allows GoTo to carry listings of major auction sites. We may not be able to successfully implement this model for GoTo (TM) Shopping or GoTo (TM) Auctions. Moreover, advertisers may not accept this model as a means to sell their products. Failure to successfully implement GoTo (TM) Shopping or GoTo
(TM) Auctions, or to achieve market acceptance of GoTo (TM) Shopping or GoTo
(TM) Auctions on a cost-effective basis could have a significant adverse affect on our results of operations and the price of our stock.

WE CANNOT ASSURE YOU THAT OUR STOCK PRICE WILL NOT DECLINE OR WILL NOT BE EXTREMELY VOLATILE.

        The price of our common stock may decline or may be extremely volatile. Since our initial public offering in June 1999, the per share closing price of our common stock has ranged from a low of $10.3125 as of July 11, 2000 to a high of $114.50 as of November 15, 1999. In addition, an active public market for GoTo's common stock may not continue.

WE ARE DEPENDENT UPON OTHER COMPANIES WHO SUPPLY SERVICES TO US.

        We also depend on non-distribution related relationships. For example, following the paid advertising search results offered to consumers on our search service, we offer search results provided by Inktomi Corporation. We currently rely on Inktomi as the sole source of these additional search results, which constitute a very high percentage of the search results displayed by GoTo. For example, Inktomi results were shown on approximately 66% of June 2000 searches. Our agreement with Inktomi expires in May 2003. The loss of this or any other key relationship could damage our business. If we are unable to develop future key relationships or maintain and enhance our existing relationships, our business will be damaged.

OUR INDUSTRY IS HIGHLY COMPETITIVE, AND WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO COMPETE EFFECTIVELY.

        The market for Internet products, services and advertising is new, rapidly evolving and intensely competitive. GoTo currently or potentially competes with many other providers of Web directories, search, shopping, auction and information services, as well as traditional media, for consumer attention and advertising expenditures. We expect competition to intensify in the future. Barriers to entry may not be significant, and current and new competitors may be able to launch new Web sites at a relatively low cost. Accordingly, we believe that our success will depend heavily upon achieving significant market acceptance before our competitors and potential competitors introduce competing services.

        GoTo competes with online services, other Web sites and advertising networks such as DoubleClick Inc. and 24/7 Media, Inc., as well as traditional offline media such as television, radio and print for a share of advertisers' total advertising budgets. We believe that the number of companies selling Web-based advertising and the available inventory of advertising space has recently substantially increased. Accordingly, GoTo may face increased pricing pressure for the sale of advertisements and direct marketing opportunities, which could adversely affect our business and operating results.

        GoTo also competes with providers of Web directories, search, shopping, auction and information services, all of whom offer services competitive with GoTo, including, among others, AltaVista, Amazon.com, Inc., America Online, Inc. (AOL.com, Netfind and Netscape Netcenter), Ask Jeeves, Inc., AuctionWatch, Bidder's Edge, CNET, Inc. (including mySimon Inc.), DealTime.com, Excite@Home, Inc. (including WebCrawler and Magellan), Google, Inc., Inktomi Corporation, LookSmart, Ltd., Lycos, Inc. (including HotBot), Microsoft Corporation (LinkExchange, Inc. and msn.com), NBCi, OpenDirectory, Inc., ShopNow.com Inc. (bottomdollar.com), The Walt Disney Company (Go.com) and Yahoo! Inc. In addition, we expect that other companies will offer directly competing services in the future.

        Many of these competitors, as well as potential entrants into our market, have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Many of these current and potential competitors can devote substantially greater resources to promotion and Web site and systems development than we can. In addition, as the use of the Internet and other online services increases, larger, well-established and well-financed entities may continue to acquire, invest in or form joint ventures with providers of Web directories, search, shopping, auction and information services or advertising solutions, and existing providers of Web directories, search, shopping, auction and information services or advertising solutions may continue to consolidate. In addition, providers of Internet browsers and other Internet products and services who are affiliated with providers of Web directories and information services in competition with the GoTo service may more tightly integrate these affiliated offerings into their browsers or other products or services. Any of these trends would increase the competition we face and could adversely affect our business and operating results.

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

FAILURE TO EXPAND INTERNET INFRASTRUCTURE COULD LIMIT OUR FUTURE GROWTH.

        The growth in Internet traffic has caused frequent periods of decreased performance, and if Internet usage continues to grow rapidly, the Internet's infrastructure may not be able to support these demands and its performance and reliability may decline. Consequently, the emergence and growth of the market for our services depend upon improvements being made to the entire Internet as well as to our individual advertisers' and consumers' networking infrastructures to alleviate overloading and congestion.

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

WE HAVE EXPERIENCED SIGNIFICANT GROWTH IN OUR BUSINESS, AND ANY FAILURE TO MANAGE THIS GROWTH COULD DAMAGE OUR BUSINESS.

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

WE MAY BE UNABLE TO EXECUTE OUR BUSINESS MODEL IN INTERNATIONAL MARKETS.

        A key component of our strategy is to expand our operations into selected international markets. We plan to launch our service in the United Kingdom during the fourth quarter of this year and in Germany during the first half of 2001. Our strategy is to align with partners that will accelerate the timing of expansion, provide key distribution channels for our products and provide additional financing. At this stage the structure of potential partnerships are not known, but it is intended that the partners will take an equity position in us, which may reduce the start-up losses that we would incur. If appropriate partnerships with terms acceptable to us are not obtained, our share of international start-up costs may be higher. To date, we have not developed localized versions of our products or operated internationally, and we may be unable to execute our business model in these markets. Further, foreign providers of competing online services may have a substantial advantage over us in attracting users in their country due to more established branding in that country, greater knowledge with respect to the cultural differences of users residing in that country and/or their focus on a single market. We expect to continue to experience higher costs as a percentage of revenues in connection with the development and maintenance of international online services. International markets we have selected may not develop at a rate that supports our level of investment. In particular, international markets typically have been slower than domestic markets in adopting the Internet as an advertising and commerce medium.

In pursuing our international expansion strategy, we face several additional risks, including:

        - lower per capita Internet usage in many countries abroad, due to a variety of causes such as lower disposable incomes, lack of telecommunications and computer infrastructure and questions regarding adequate on-line security for e-commerce transactions;

        - relatively small Internet markets in some countries, which may prevent us from aggregating sufficient traffic and advertising revenues and scaling our business model in those countries;

        - our potential inability to aggregate a large amount of Internet traffic and find and develop relationships with international advertising and distribution partners;

        - competition in international markets from a broad range of competitors, including Yahoo!, LookSmart, Alta Vista and other United States and foreign search engines, content aggregators and portals, some of which have greater local experience than we do;

        - difficulties in recruiting qualified and knowledgeable staff and in building locally relevant products and services, which could prevent us from aggregating a large advertiser base;

        -       higher costs of doing business in foreign countries;

        - trade barriers and unexpected changes and differences in regulatory, tax and legal requirements applicable to Internet services; and

        -       longer payment cycles and foreign currency fluctuations.

        One or more of these factors could have a material adverse effect on our future international operations and, consequently, on our business, operating results and financial condition.

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

MANY OF OUR ADVERTISERS ARE EMERGING INTERNET COMPANIES THAT REPRESENT CREDIT RISKS.

        Some of our advertisers have limited operating histories, are operating at a loss, have limited cash reserves or have limited access to capital. If any significant part of our customer base experiences financial difficulties, is not commercially successful or is unable to pay our advertising fees for any reason, our business could materially suffer.

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

WE MAY NOT BE ABLE TO PROTECT OUR INTERNET DOMAIN NAME OR INTELLECTUAL PROPERTY RIGHTS UPON WHICH OUR BUSINESS RELIES.

        The Internet domain name we use, "www.goto.com," is an extremely important part of our business and we may not be able to protect it. We may be unable to acquire or maintain relevant domain names in all countries in which we conduct business. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. Third parties have acquired domain names that include "goto" or varieties thereof both in the United States and elsewhere.

        Our success and ability to compete also are substantially dependent upon our internally developed technology and data resources, which we protect through a combination of copyright, trade secret and trademark law. We have no patents issued to date on our technology. There can be no assurance that we will adequately be able to protect our technology and data resources.

        We are aware that certain other companies are using or may have plans to use the terms "GoTo," "Go," "Go2" and variations of these terms as part of a company name, domain name, trademark or service mark. In addition, we have received notice from companies claiming superior rights to marks such as these. We cannot assure you that additional companies will not claim such superior rights or that we will not be subject to infringement claims. A successful infringement claim by the owner of a mark including "GoTo," "Go," "Go2" or a variation could require us to change our name or our logo, which would be expensive and disruptive to our business. Further, despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our services, technology and other intellectual property, and we cannot be certain that the steps we have taken will prevent any misappropriation or confusion among consumers and advertisers.

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

        We completed the acquisitions of Cadabra and AuctionRover in 2000. We are in the process of integrating Cadabra's and AuctionRover's products, technology and personnel, and the process may be delayed, disrupt our ongoing business, cost more than expected and distract management. None of Cadabra's or AuctionRover's personnel is subject to an employment agreement for any specific term. If we lost the services of any of the key personnel of either Cadabra or AuctionRover, it could have a significant adverse effect on the integration of Cadabra and AuctionRover and on our business.

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

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES MAY DAMAGE OUR BUSINESS.

        The laws and regulations applicable to the Internet and our services are evolving and unclear and could damage our business. There are currently few laws or regulations directly applicable to access to, or commerce on, the Internet. Due to the increasing popularity and use of the Internet, it is possible that laws and regulations may be adopted, covering issues such as user privacy, defamation, database protection, pricing, taxation, content regulation, quality of products and services, and intellectual property ownership and infringement. Such legislation could expose GoTo to substantial liability as well as dampen the growth in use of the Internet, decrease the acceptance of the Internet as a communications and commercial medium, or require GoTo to incur significant expenses in complying with any new regulations.

WE MAY INCUR LIABILITIES FOR THE ACTIVITIES OF USERS OF OUR SERVICE.

        The law relating to the liability of providers of online services for activities of their users is currently unsettled and could damage our business. We do not carry insurance that will indemnify us for liability for activities of our users. We cannot assure you that GoTo will successfully avoid civil or criminal liability for unlawful activities carried out by users of our service. The imposition upon GoTo of potential liability for unlawful activities of users of our service could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources or to discontinue certain service offerings. Any costs incurred as a result of such liability or asserted liability could damage our business.

WE HAVE BROAD DISCRETION TO USE OUR CAPITAL AND HOW WE INVEST THESE PROCEEDS MAY NOT YIELD A FAVORABLE RETURN.

        Our management can spend our capital in ways with which the stockholders may not agree.

FUTURE SALES OF OUR COMMON STOCK BY OUR STOCKHOLDERS MAY DEPRESS OUR STOCK
PRICE.

        If our stockholders sell substantial amounts of common stock in the public market, including shares issued upon the exercise of outstanding options, the market price of our common stock could fall. Up to approximately 52.2 million shares of common stock outstanding at June 30, 2000 may be available for sale in the public market, except for 3.3 million shares that are subject to repurchase by GoTo and transfer restrictions as a result of vesting agreements.

OUR CHARTER DOCUMENTS AND CHANGE OF CONTROL SEVERANCE AGREEMENTS WITH OUR MANAGEMENT WILL MAKE IT MORE DIFFICULT TO ACQUIRE US.

        Provisions of our Amended and Restated Certificate of Incorporation and Bylaws could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. For example, our board of directors is divided into three classes, with one class being elected each year by our stockholders, which generally makes it more difficult for stockholders to replace a majority of directors and obtain control of our board. In addition, stockholder meetings may be called only by our board of directors, the chairman of the board and the president, advanced notice is required prior to stockholder proposals, and stockholders may not act by written consent. Further, we have authorized preferred stock that is undesignated, making it possible for the board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of GoTo.

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

        We have entered into change of control severance agreements with members of our senior management providing for certain benefits, including acceleration of option vesting, to these members if they are terminated other than for cause following an acquisition of GoTo. These agreements could make us less attractive to a third party who may want to acquire us because they will make any replacement of management more expensive.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        GoTo's exposure to market risk for interest rate changes relates primarily to its investment portfolio. GoTo had no derivative financial instruments as of June 30, 2000 or December 31, 1999. GoTo places its investment portfolio in high quality credit instruments, which are spread to many issuers. GoTo's investments are principally confined to cash equivalents and available-for-sale debt securities.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On May 25, 2000, GoTo settled its trademark infringement lawsuit against The Walt Disney Company. Pursuant to a settlement agreement, Disney paid GoTo $21.5 million, which is included in other income, and Disney has also agreed to permanently discontinue its use of the disputed Go Network logo and the replacement logo. GoTo will continue to use the logo it has used since 1997. In addition, Disney agreed to dismiss its counterclaim against GoTo.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        During the quarter ended June 30, 2000, GoTo used approximately $15.9 million of the proceeds from its initial public offering to fund on-going operations and capital expenditures for computer hardware, software and leasehold improvements.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

        At the annual meeting of stockholders held on May 25, 2000, the following proposals were adopted by the margins indicated:

        (1) To elect two directors to hold office for a term of three years until the annual meeting of stockholders in the year 2001 (Class I directors):

                                            Votes For     Votes Withheld
                                            ----------    --------------
               Jeffrey S. Brewer            37,691,775      2,324,909

               Robert Kavner                39,943,160         73,524

               William Gross and William Elkus continue serving as directors until the annual meeting of stockholders in the year 2001 (Class II directors). Linda Fayne Levinson and Ted Meisel continue serving as directors until the annual meeting of stockholders in the year 2002 (Class III directors).

        (2) To amend the 1998 Stock Plan to (i) increase the number of shares reserved for issuance by an additional 5,000,000 shares and (ii) increase the percentage of the annual increase in the number of shares reserved for issuance from 4% of the outstanding shares on such date to 5% of the outstanding shares on such date.

                          Votes For     Votes Against     Abstain     Broker Non-Votes
                         ----------     -------------     -------     ----------------
                         31,646,496     1,498,198         37,391      6,834,599

        (3) Ratification of appointment of Ernst & Young LLP as the GoTo's independent auditors for the 2001 fiscal year.

                          Votes For     Votes Against     Abstain     Broker Non-Votes
                         ----------     -------------     -------     ----------------
                         40,000,261         9,656          6,767              0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit
Number            Description
-------           -----------
    27            Financial Data Schedule


(b) Reports on Form 8-K.

        The Company filed a Current Report on Form 8-K dated May 8, 2000 to report under Item 2 thereof the acquisition of AuctionRover. This report includes the required Pro Forma Information and Financial Statements required under Form 8-K.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 1, 2000                        GOTO.COM, INC.


                                            By: /s/ TODD TAPPIN
                                               ---------------------------------
                                                          Todd Tappin
                                                   Chief Financial Officer
                                                (Duly Authorized Officer and
                                                 Principal Financial Officer)