Form 10-Q
period 2000-09-30
GOTO COM INC
filed 2000-11-03
CIK 1060439

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                                 Yes [X] No [ ]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
 52,241,386 shares of Common Stock, $0.0001 par value, as of September 30, 2000


================================================================================

                                 GOTO.COM, INC.

                                TABLE OF CONTENTS

                                                                                                     PAGE NO.
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements:
            Condensed Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999.........3
            Condensed Consolidated Statements of Operations for the three and nine months ended
               September 30, 2000 and 1999...............................................................4
            Condensed Consolidated Statements of Cash Flows for the nine months ended
               September 30, 2000 and 1999...............................................................5
            Notes to Condensed Consolidated Financial Statements.........................................6
Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.......11
Item 3.     Quantitative and Qualitative Disclosures About Market Risks.................................25

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings...........................................................................26
Item 2.     Changes in Securities and Use of Proceeds...................................................26
Item 6.     Exhibits and Reports on Form 8-K............................................................26

Signatures..............................................................................................27

                          PART I FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                 GOTO.COM, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                     SEPTEMBER 30,   DECEMBER 31,
                                                                         2000            1999
                                                                     ------------    ------------
                                                                      (UNAUDITED)

                                          ASSETS

CURRENT ASSETS:

  Cash and cash equivalents........................................   $  14,598       $  11,914
  Short-term investments...........................................      55,898          93,409
  Accounts receivable, net.........................................       3,854           2,927
  Prepaid expenses and other.......................................       1,112             851
  Prepaid marketing expenses.......................................      17,361           2,034
                                                                      ---------       ---------
Total current assets...............................................      92,823         111,135

Property and equipment, net........................................      26,914          12,703

Intangible assets, net.............................................     344,760            --
Long-term investments..............................................       1,356           4,932
Restricted investments.............................................       5,564            --
Other assets.......................................................         683             742
                                                                      ---------       ---------
Total assets.......................................................   $ 472,100       $ 129,512
                                                                      =========       =========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable.................................................   $   8,107       $  10,465
  Accrued expenses.................................................      13,114           2,562
  Deferred revenue.................................................       3,156           2,058
  Current portion of debt..........................................           1             131
  Current portion of capital lease obligations.....................         900             754
                                                                      ---------       ---------
Total current liabilities..........................................      25,278          15,970

Other long-term liabilities........................................         807            --
Long-term capital lease obligations................................         156             768


STOCKHOLDERS' EQUITY:
  Common Stock, $0.0001 par value,
    200,000 shares authorized:
    Shares issued and outstanding 52,241 and 45,519
      as of September 30, 2000 and December 31, 1999,
      respectively.................................................           5               5
  Additional paid-in capital on Common Stock.......................     587,548         158,799
  Deferred compensation, net.......................................      (1,412)         (2,584)
  Accumulated deficit..............................................    (140,333)        (43,405)
  Unrealized gains (losses) on short-term and long-term
    investments....................................................          51             (41)
                                                                      ---------       ---------
Total stockholders' equity.........................................     445,859         112,774
                                                                      ---------       ---------
Total liabilities and stockholders' equity.........................   $ 472,100       $ 129,512
                                                                      =========       =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 GOTO.COM, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS; UNAUDITED)

                                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                                             SEPTEMBER 30,                   SEPTEMBER 30,

                                                        2000            1999            2000             1999
                                                        ----            ----            ----             ----
Revenue...........................................   $  25,050       $   8,428       $  63,276       $  13,511

Cost of revenue (A)...............................       3,310           1,940           8,728           4,242
                                                     ---------       ---------       ---------       ---------
Gross profit......................................      21,740           6,488          54,548           9,269

Operating expenses:
  Marketing, sales and service (A)................      21,185           9,852          55,766          20,209
  General and administrative (A)..................       9,012           4,122          23,334           8,101
  Product development (A).........................       3,534           1,155           9,997           2,654
  Amortization of deferred compensation (A).......         311             586           1,111           2,986
  Write-off of acquired in-process research
    and development...............................        --              --             7,550            --
  Amortization of intangible assets...............      35,401            --            79,933            --
                                                     ---------       ---------       ---------       ---------
                                                        69,443          15,715         177,691          33,950
                                                     ---------       ---------       ---------       ---------
Loss from operations..............................     (47,703)         (9,227)       (123,143)        (24,681)

Other income:
  Interest income, net............................       1,592           1,605           4,650           2,133
  Other income....................................           8            --            21,565             526
                                                     ---------       ---------       ---------       ---------
Net loss..........................................   $ (46,103)      $  (7,622)      $ (96,928)      $ (22,022)
                                                     =========       =========       =========       =========


Pro forma basic and diluted net loss per share....   $   (0.94)      $   (0.18)      $   (2.04)      $   (0.60)
                                                     =========       =========       =========       =========


Historical basic and diluted net loss per share...   $   (0.94)      $   (0.18)      $   (2.04)      $   (0.95)
                                                     =========       =========       =========       =========

Weighted average shares used to compute
  pro forma basic and diluted net loss per share..      48,998          42,985          47,437          36,415
                                                     =========       =========       =========       =========


Weighted average shares used to compute
  historical basic and diluted net loss per share       48,998          42,985          47,437          23,065
                                                     =========       =========       =========       =========




(A) If deferred compensation were allocated to expense categories, it would be allocated as follows:

Cost of revenue...................................   $       1       $       3       $       4       $      14
Marketing, sales and service......................          67             129             318             545
General and administrative........................         224             417             733           2,233
Product development...............................          19              37              56             194
                                                     ---------       ---------       ---------       ---------
  Total amortization of deferred compensation.....   $     311       $     586       $   1,111       $   2,986
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

                                 GOTO.COM, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS; UNAUDITED)

                                                            NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                       ---------------------------
                                                          2000             1999
                                                       -----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss............................................  $ (96,928)      $ (22,022)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Amortization of deferred stock option
     compensation.....................................      1,111           2,986
    Accretion of discounts from the purchase of
      short-term and long-term investments............     (1,137)           --
    Other common stock and warrants expense...........       --               247
    Write-off of acquired in-process research
      and development.................................      7,550            --
    Depreciation and amortization ....................      5,529           1,361
    Amortization of intangible assets.................     79,933            --
  Changes in operating assets and liabilities:
    Accounts receivable...............................       (903)         (2,267)
    Prepaid expenses and other........................       (168)         (1,505)
    Prepaid marketing expenses........................    (15,327)         (2,651)
    Accounts payable and accrued expenses.............      3,505           6,923
    Deferred revenues.................................      1,098           1,153
                                                        ---------       ---------
Net cash used in operating activities.................    (15,737)        (15,775)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from (purchases of) short-term and
    long-term investments, net........................     36,752         (83,189)
  Capital expenditures for property and equipment.....    (18,226)         (6,844)
  Net cash used in acquisition........................       (863)           --
  Other assets........................................       (542)           --
                                                        ---------       ---------
Net cash provided by (used in) investing
  activities..........................................     17,121         (90,033)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of Common Stock..........      2,654          96,662
  Proceeds from the issuance of Preferred Stock.......       --            24,969
  Proceeds from lease line............................       --             1,203
  Repayments under lease line.........................       (520)           (340)
  Repayment of debt...................................       (834)            (76)
                                                        ---------       ---------
Net cash provided by financing activities.............      1,300         122,418

  Net increase in cash and cash equivalents...........      2,684          16,610
  Cash and cash equivalents at beginning of period....     11,914          16,357
                                                        ---------       ---------
  Cash and cash equivalents at end of period..........  $  14,598       $  32,967
                                                        =========       =========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 GOTO.COM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  THE COMPANY, BASIS OF PRESENTATION

    GoTo.com, Inc. (the Company or GoTo) operates an online marketplace that introduces consumers and businesses who search the Internet to advertisers who provide products, services and information. Advertisers participating in our marketplace include retail merchants, wholesale and service businesses and manufacturers. GoTo facilitates these introductions through our search service, which enables advertisers to bid in an ongoing auction for priority placement in our search results. Priority placement means that the search results appear on the page ranked in descending order of bid price, with the highest bidder's listing appearing first. Each advertiser pays GoTo the amount of its bid whenever a consumer clicks on the advertiser's listing in our search results. Advertisers pay GoTo for each click-through, so advertisers bid only on keywords relevant to the products, services or information that they offer. Because each advertiser chooses the bid amount and advertisement placement that is optimal for its business, we believe the GoTo marketplace provides advertisers with a cost-effective way to target consumers. Consumers access the GoTo search service primarily through our affiliates, a network of Web sites that have integrated GoTo's search service into their sites or that direct consumer traffic to our site. Consumers can also access GoTo's search service directly through GoTo's Web site. GoTo also operates an online comparison shopping service called
"GoTo (TM) Shopping" (see Note 7), which allows consumers the ability to better locate their desired products by automating product comparison across multiple attributes. By enabling consumers to search at the product level, GoTo (TM) Shopping creates more targeted, and therefore highly valuable, consumer leads for our advertisers. GoTo also operates an online resource for auctions called "GoTo (TM) Auctions" (see Note 7), which allows consumers to search for products and services at more than 300 auction sites and B2B exchanges across the Internet, enables sellers to easily manage their postings and distributes its services through affiliate Web sites, much like the GoTo search service and GoTo (TM) Shopping. As with Web search, GoTo (TM) Shopping and GoTo (TM) Auctions are offered through GoTo's affiliate network as well as at GoTo's Web site, providing consumers with multiple points of access to, and advertisers with multiple points of distribution for, the advertisers' products. The Company operates in one reportable business segment.

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

    The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown, except for the write-off during the quarter ended June 30, 2000 of approximately $7.6 million of in-process research and development associated with GoTo's acquisition of Cadabra Inc. (Cadabra) (see Note 7). The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

    Certain prior period balances have been reclassified to conform to current period presentation.

    These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's fiscal year 1999 Form 10-K.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2000, the Emerging Issues Task Force issued EITF No. 00-2 "Accounting for Web Site Development Costs" (EITF 00-2). EITF 00-2 became effective for Web site development costs incurred for fiscal quarters beginning after June 30, 2000. GoTo adopted EITF 00-2 during the third quarter of 2000, which did not have a material effect on its financial statements.

3. COMPREHENSIVE INCOME (LOSS)

    The Company accounts for comprehensive income (loss) using Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined therein, refers to revenues, expenses, gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders' equity. Total comprehensive loss for the quarter ended September 30, 2000 approximated net loss.

4. EARNINGS (LOSS) PER SHARE COMPUTATION

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

    Options to purchase approximately 5.9 million and 2.5 million shares of common stock were outstanding as of September 30, 2000 and 1999, respectively. In addition, as of September 30, 2000, there were approximately 2.9 million shares of unvested common stock outstanding, which are subject to repurchase by GoTo. The following table sets forth the computation of historical basic and diluted net loss per share and pro forma basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                          THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                             SEPTEMBER 30,                      SEPTEMBER 30,
                                                      ----------------------------       --------------------------
                                                          2000             1999              2000            1999
                                                      -----------       ----------       -----------       --------
Numerator:
  Net loss........................................    $   (46,103)      $   (7,622)      $   (96,928)      $(22,022)
                                                      ===========       ==========       ===========       ========
Denominator:
  Denominator for historical basic and
    diluted Calculation -- Weighted average
    shares........................................         48,998           42,985            47,437         23,065
                                                      ===========       ==========       ===========       ========

Weighted average effect of pro forma securities:
  Series A Preferred Stock........................           --               --                --              302
  Series B Preferred Stock........................           --               --                --            5,326
  Series C Preferred Stock........................           --               --                --            6,862
  Series D Preferred Stock........................           --               --                --              860
                                                      -----------       ----------       -----------       --------

  Denominator for pro forma basic and diluted
     Calculation..................................         48,998           42,985            47,437         36,415
                                                      ===========       ==========       ===========       ========

Pro forma basic and diluted net loss per
  share...........................................    $     (0.94)      $    (0.18)      $     (2.04)      $  (0.60)
                                                      ===========       ==========       ===========       ========

Historical basic and diluted net loss per
  share...........................................    $     (0.94)      $    (0.18)      $     (2.04)      $  (0.95)
                                                      ===========       ==========       ===========       ========

5. LITIGATION

     On May 25, 2000, GoTo settled its trademark infringement lawsuit against The Walt Disney Company. Pursuant to a settlement agreement, Disney paid GoTo $21.5 million, which was included in other income for the quarter ended June 30, 2000, and Disney has also agreed to permanently discontinue its use of the disputed Go Network logo and the replacement logo. In addition, Disney agreed to dismiss its counterclaim against GoTo.

6. RELATED PARTY TRANSACTIONS

    During 1998 and through January 1999, Bill Gross' idealab!, which, with its affiliate, idealab! Holdings, L.L.C., is a significant stockholder of GoTo, provided certain services to GoTo, such as Internet connection and email services. During February 1999 and July 1999, GoTo entered into two lease agreements with Bill Gross' idealab!, which were effective through January 2000. Subsequently, GoTo entered into an arrangement with Bill Gross' idealab! for approximately 58,000 square feet of office space with total lease payments of approximately $7.1 million commencing on January 15, 2000, terminating on October 31, 2004. Total fees for leasing and management services were approximately $1.4 million and $226,000 for the nine months ended September 30, 2000 and 1999, respectively. Management believes these amounts are materially representative of the fair value of services received.

    During the nine months ended September 30, 2000, GoTo recorded approximately $330,000 of search listing advertising revenue from Bill Gross' idealab! During the nine months ended September 30, 2000, GoTo also recorded approximately $143,000 of search listing and banner revenue from Cadabra prior to the closing of GoTo's acquisition of Cadabra on January 31, 2000. Cadabra began advertising its Web site on GoTo's marketplace on December 17, 1999 and ceased advertising on GoTo on January 13, 2000. Management believes the amounts paid by Bill Gross' idealab! and Cadabra were materially representative of the fair value of advertising services provided.

    On March 3, 2000, GoTo entered into a Stockholder Agreement with Bill Gross' idealab!, which provides, among other things, that Bill Gross' idealab! will not and will cause its affiliates not to, directly or indirectly, except with the prior written consent of our Board of Directors and, without limitation, a majority of our directors who are not, and have not been for the previous twelve months, affiliates of Bill Gross' idealab! or any of its affiliates or associates:

     o become a beneficial owner of 35% or more of the outstanding common stock of GoTo;

     o transfer beneficial ownership of any common stock of GoTo except (A) pursuant to the terms of a merger, consolidation or liquidation of, or tender offer or other business combination transaction with respect to GoTo, in each case approved by our Board of Directors and, without limitation, by a majority of our directors who are not, and have not been for the previous twelve months, affiliates of Bill Gross' idealab! or any of its affiliates or associates; (B) pro rata distributions by certain of the affiliated venture funds of Bill Gross' idealab! of shares of common stock of GoTo to their limited partners consistent with past practice, or (C) other transfers to third parties, provided that any such third party (together with any of its affiliates and associates) would not, to the knowledge of Bill Gross' idealab! after inquiry, following the completion of such transfer, beneficially own 15% or more of the outstanding common stock of GoTo; or

     o knowingly assist or advise, or knowingly provide or arrange financing to facilitate, another person or entity, or group of persons or entities acting in concert, to become the beneficial owner of 15% or more of the outstanding common stock of GoTo

    Further, the Stockholder Agreement also provides that, until March 3, 2002, so long as Bill Gross' idealab! is the beneficial owner of at least 20% of the outstanding common stock of GoTo, GoTo will not, without the prior written consent of Bill Gross' idealab!, adopt a "shareholder rights plan" (commonly referred to as a "poison pill"); provided, however, that if, in the good faith judgment of GoTo's Board, after consideration of its fiduciary duties, adoption of such a shareholder rights plan would be in the best interests of GoTo's stockholders, GoTo may adopt such a shareholder rights plan without the consent of Bill Gross' idealab! so long as the percentage thresholds set forth in such plan are no more restrictive to Bill Gross' idealab! than the terms of the Stockholder Agreement. If GoTo adopts a shareholder rights plan, the Stockholder Agreement will terminate and be of no further force or effect.

7. ACQUISITIONS

    Cadabra

    On January 31, 2000, GoTo acquired Cadabra, an online comparison shopping service. Pursuant to the Agreement and Plan of Reorganization, GoTo acquired all of the outstanding shares of capital stock and assumed all outstanding options to acquire shares of capital stock of Cadabra, for $8.0 million in cash and 3,283,672 shares of GoTo common stock, including 214,833 shares to be issued upon the exercise of options assumed by GoTo. The acquisition was accounted for as a purchase. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values as determined by GoTo at the date of the acquisition. The operations of Cadabra have been included in our results of operations since the date of the acquisition. The total purchase price of the acquisition was approximately $263.1 million and consisted of cash of $8.0 million; GoTo common stock of $252.5 million valued at the closing price of GoTo's common stock on the date the exchange ratio was set, net of expected proceeds from the exercise of Cadabra stock options assumed by GoTo; and acquisition costs of $2.6 million, primarily for investment banking, legal and accounting costs. Of the purchase price, $7.6 million was assigned to in-process research and development which was expensed immediately following the consummation of the acquisition, $6.0 million was assigned to the value of purchased technology and other intangibles and will be amortized on a straight-line basis over three years and $4.4 million was allocated to the net tangible assets. The excess purchase price over the estimated fair value of the assets acquired and liabilities assumed has been allocated to goodwill in the amount of $245.1 million and will be amortized on a straight-line basis over three years. The projects identified as in-process research and development are those that are currently underway, that will require additional effort to establish technological feasibility and have no alternative future use. The projects are expected to add features that will enhance the operating capabilities of the service. At the acquisition date, these projects were approximately 80% complete. GoTo completed these projects in the third quarter of 2000, incurring additional costs of approximately $1.2 million to do so. To determine the value of in-process research and development, the expected future cash flows, including costs to reach technological feasibility, were discounted at an after-tax rate of 25%, taking into account risks related to the characteristics and applications of the technology, existing and future markets, and assessments of the life cycle stage of the technology. GoTo obtained an independent appraisal to derive the purchase price allocation.

    AuctionRover

    On May 3, 2000, GoTo acquired AuctionRover.com, Inc. (AuctionRover), an online resource for auctions. Pursuant to the Agreement and Plan of Reorganization, GoTo acquired all of the outstanding shares of capital stock and assumed all outstanding options to acquire shares of capital stock of AuctionRover for 3,470,588 shares of GoTo common stock, including 521,408 shares to be issued upon the exercise of options assumed by GoTo. The acquisition was accounted for as a purchase. The operations of AuctionRover have been included in GoTo's results of operations since the date of acquisition. Based on the price of GoTo common stock on the date the exchange ratio was set, the purchase price was valued at approximately $174.2 million, which consisted of GoTo common stock of $173.7 million, net of expected proceeds from the exercise of stock options assumed by GoTo and including acquisition costs of approximately $500,000 for legal and accounting services. The purchase price was determined by arms-length negotiations between the parties. Timothy Draper, who was a director GoTo at the time of the AuctionRover acquisition, is affiliated with certain entities that were principal stockholders of AuctionRover. Of the purchase price, $6.7 million was assigned to the value of purchased technology and other intangible assets and will be amortized on a straight-line basis over three years and $600,000 was allocated to the net tangible assets. The excess purchase price over the estimated fair value of the assets acquired and liabilities assumed has been allocated to goodwill in the amount of $167.0 million and will be amortized on a straight-line basis over three years. GoTo assumed a line of credit with an outstanding balance of approximately $700,000, which GoTo paid off, in the second quarter of 2000.

    The following unaudited pro forma financial information presents the combined results of operations of GoTo, Cadabra and AuctionRover as if the acquisitions had occurred as of the beginning of each period presented, after giving effect to certain adjustments, including amortization of goodwill and intangible assets, but excludes the non-recurring charge for the write-off of in-process research and development associated with the Cadabra acquisition. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had GoTo, Cadabra and AuctionRover constituted a single entity during such periods (in thousands).

                                   Nine Months Ended     Nine Months Ended
                                   September 30, 2000    September 30, 1999
                                   ------------------    ------------------
Revenue .....................      $           63,142    $           13,759
Net loss ....................                (126,395)             (128,844)
Pro forma net loss per share                    (2.58)                (3.19)
Historical net loss per share      $            (2.58)   $            (4.77)

8. RESTRICTED INVESTMENTS

    In August 2000, GoTo entered into a 19-month agreement under which America Online (AOL) will display GoTo's listings on the search results page of AOL, AOL.com and Netscapes's Netcenter. The agreement calls for a guaranteed payment by GoTo of $50 million over the term of the agreement. As part of the guaranteed payment, GoTo issued to AOL a letter of credit for the benefit of AOL, in the amount of $5 million. In order to secure the line of credit, GoTo deposited $5.6 million with a bank, which funds are restricted until the termination of the letter of credit in March 2002.

9. SUBSEQUENT EVENTS

     On October 25, 2000, GoTo acquired substantially all the assets of SearchUP, Inc., which did not constitute a business. Pursuant to the Asset Purchase Agreement, GoTo acquired assets, including its operational Web site, databases of registered URLs, trademarks and the patent obtained by SearchUP on their URL Position Manager for 261,255 shares of GoTo common stock. The acquisition will be accounted for as a purchase. The total purchase price was approximately $3.2 million and determined by the closing price of GoTo's common stock on the purchase date. GoTo will allocate the purchase price to the intangible assets acquired based on their estimated fair values as determined by GoTo. It is anticipated that such amounts will be amortized on a straight-line basis over three years.

     On October 31, 2000, GoTo entered into a three year agreement with Lycos, Inc. under which GoTo will provide its top three listings on the Lycos.com and HotBot search result pages. The agreement includes an upfront payment by GoTo of $10 million; additional costs will be based on specific performance criteria and could potentially be valued in the tens of millions of dollars.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS DOCUMENT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. WE USE WORDS SUCH AS "ANTICIPATES," "BELIEVES," "PLANS," "EXPECTS," "FUTURE" AND "INTENDS" AND SIMILAR EXPRESSIONS TO IDENTIFY FORWARD-LOOKING STATEMENTS. YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH APPLY ONLY AS OF THE DATE OF THIS DOCUMENT. GOTO UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY OR REVISE ANY FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE IN OUR FORWARD-LOOKING STATEMENTS FOR MANY REASONS, INCLUDING WITHOUT LIMITATION THE RISKS DESCRIBED IN "RISKS THAT COULD AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS," BELOW.

OVERVIEW

    GoTo operates an online marketplace that introduces consumers and businesses who search the Internet to advertisers who provide products, services and information. Advertisers participating in our marketplace include retail merchants, wholesale and service businesses and manufacturers. GoTo facilitates these introductions through our search service, which enables advertisers to bid in an ongoing auction for priority placement in our search results. Priority placement means that the search results appear on the page ranked in descending order of bid price, with the highest bidder's listing appearing first. Each advertiser pays GoTo the amount of its bid whenever a consumer clicks on the advertiser's listing in our search results. Advertisers pay GoTo for each click-through, so advertisers bid only on keywords relevant to the products, services or information that they offer. Because each advertiser chooses the bid amount and advertisement placement that is optimal for its business, we believe the GoTo marketplace provides advertisers with a cost-effective way to target consumers. Consumers access the GoTo search service primarily through our affiliates, a network of Web sites that have integrated GoTo's search service into their sites or that direct consumer traffic to our site. Consumers can also access GoTo's search service directly through GoTo's Web site. GoTo also operates an online comparison shopping service called "GoTo (TM) Shopping," which allows consumers the ability to better locate their desired products by automating product comparison across multiple attributes. By enabling consumers to search at the product level, GoTo (TM) Shopping creates more targeted, and therefore highly valuable, consumer leads for our advertisers. GoTo also operates an online resource for auctions called "GoTo (TM) Auctions," which allows consumers to search for products and services at more than 300 auction sites and B2B exchanges across the Internet, enables sellers to easily manage their postings and distributes its services through affiliate Web sites, much like the GoTo search service and GoTo (TM) Shopping. As with Web search, GoTo (TM) Shopping and GoTo (TM) Auctions are offered through GoTo's affiliate network as well as at GoTo's Web site, providing consumers with multiple points of access to, and advertisers with multiple points of distribution for, the advertisers' products.

     A large and growing number of consumers using the GoTo search service at our Web site and at our affiliates' Web sites across the Internet increases the incentive for advertisers to bid in the GoTo marketplace. In turn, a breadth of relevant advertiser links increases the value to consumers of using the GoTo search service. Consequently, we believe a large and active base of advertisers, consumers and affiliates in our marketplace can stimulate growth in bidding, searches and paid introductions. GoTo was incorporated in September 1997 and has a limited operating history. We launched a proof-of-concept version of our search service in the fiscal year ended December 31, 1997. Our Pay-for-Performance (TM) service was announced in February 1998, and following further proof-of-concept testing, was officially launched in June 1998. We launched GoTo (TM) Shopping during February 2000 and GoTo (TM) Auctions during May 2000. On October 26, 2000, GoTo announced its intent to change its corporate name and expects to officially change its name by the middle of next year. This change will need the approval of Goto's shareholders. GoTo has devoted significant resources to launching its search service, including developing an infrastructure and building a management team. GoTo's losses for the nine months ended September 30, 2000 and the years ended December 31, 1999 and 1998 were approximately $96.9 million, $29.3 million and $14.0 million, respectively.

    We believe that the GoTo search service, GoTo (TM) Shopping, and GoTo (TM) Auctions will be more attractive to advertisers as more consumers use these services for their search needs and more attractive to consumers as more advertisers bid for placement in our search, shopping and auction results. A significant component of our expenses consists of costs incurred to attract consumers to our service through GoTo's affiliate network. We expect to continue to rely upon these sources for a significant proportion of consumer searches conducted on our service. Our future success is dependent upon increasing the revenue we derive from this traffic.

Acquisitions

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

    On January 31, 2000, GoTo acquired Cadabra, an online comparison shopping service. Pursuant to the Agreement and Plan of Reorganization, GoTo acquired all of the outstanding shares of capital stock and assumed all outstanding options to acquire shares of capital stock of Cadabra, for $8.0 million in cash and 3,283,672 shares of GoTo common stock, including 214,833 shares to be issued upon the exercise of options assumed by GoTo. The acquisition was accounted for as a purchase. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values as determined by GoTo at the date of the acquisition. The operations of Cadabra have been included in our results of operations since the date of the acquisition. The total purchase price of the acquisition was approximately $263.1 million and consisted of cash of $8.0 million; GoTo common stock of $252.5 million valued at the closing price of GoTo's common stock on the date the exchange ratio was set, net of expected proceeds from the exercise of Cadabra stock options assumed by GoTo; and acquisition costs of $2.6 million, primarily for investment banking, legal and accounting costs. Of the purchase price, $7.6 million was assigned to in-process research and development which was expensed immediately following the consummation of the acquisition, $6.0 million was assigned to the value of purchased technology and other intangibles and will be amortized on a straight-line basis over three years and $4.4 million was allocated to the net tangible assets. The excess purchase price over the estimated fair value of the assets acquired and liabilities assumed has been allocated to goodwill in the amount of $245.1 million and will be amortized on a straight-line basis over three years. The projects identified as in-process research and development are those that are currently underway, that will require additional effort to establish technological feasibility and have no alternative future use. The projects are expected to add features that will enhance the Web site scraping ability and operating capabilities of the service. At the acquisition date, these projects were approximately 80% complete. GoTo completed these projects in the third quarter of 2000, incurring additional costs of approximately $1.2 million to do so. To determine the value of in-process research and development, the expected future cash flows, including costs to reach technological feasibility, were discounted at an after-tax rate of 25%, taking into account risks related to the characteristics and applications of the technology, existing and future markets, and assessments of the life cycle stage of the technology. GoTo obtained an independent appraisal to derive the purchase price allocation.

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

International Expansion

    We launched our service in the United Kingdom in November 2000 and plan to launch our German-speaking marketplace during the first half of 2001. Our international expansion will require continued investment, and we expect to incur significant costs to build internal infrastructure and grow our advertiser and affiliate bases overseas. Therefore, our strategy is to align with partners that may accelerate the timing of expansion, provide key distribution channels for our products and provide additional financing. At this stage, the structure of potential partnerships is not known, but it is intended that the partners will take an equity position in GoTo's international ventures, which would potentially reduce the start-up losses that we would record. If appropriate partnerships with terms acceptable to us are not obtained, our share of international start-up costs may be higher.

RESULTS OF OPERATIONS

    Revenue. Our revenue consists of search listing advertisements and banner advertisements. GoTo has no barter transactions. For the quarter ended
September 30, 2000, banner advertisement revenue constituted less than 10 percent of our total revenue. Banner advertisement revenue is recognized when earned under the terms of the contractual arrangement with the advertiser or advertising agency, provided that collection is probable. Search listing advertisement revenue is determined by multiplying the number of click-throughs on paid search results by the amounts bid for applicable keywords. Search listing revenue is recognized when earned based on click-through activity to the extent that the advertiser has deposited sufficient funds with us or collection is probable.

    Our revenue is determined primarily by the number of paid introductions, that is the result of the number of times consumers click on advertisers' search listing advertisements, multiplied by the bid price for those listings. The number of paid introductions for each of the last nine fiscal quarters is as follows:

NUMBER OF PAID INTRODUCTIONS                      FOR THE QUARTER ENDED
----------------------------                      ---------------------
114 million....................................   September 30, 2000
93 million.....................................   June 30, 2000
88 million.....................................   March 31, 2000
73 million.....................................   December 31, 1999
54 million.....................................   September 30, 1999
31 million.....................................   June 30, 1999
15 million.....................................   March 31, 1999
 7 million.....................................   December 31, 1998
 2 million.....................................   September 30, 1998

    The average price per paid introduction results from advertisers' online bidding for priority placement in the search results. The average price per paid introduction for each of the last nine fiscal quarters is as follows:

AVERAGE PRICE PER PAID INTRODUCTION                  FOR THE QUARTER ENDED
-----------------------------------                  ---------------------
$0.21............................................    September 30, 2000
 0.21............................................    June 30, 2000
 0.19............................................    March 31, 2000
 0.17............................................    December 31, 1999
 0.14............................................    September 30, 1999
 0.11............................................    June 30, 1999
 0.08............................................    March 31, 1999
 0.05............................................    December 31, 1998
$0.03............................................    September 30, 1998

Average price per paid introduction was constant this quarter compared to last quarter for several reasons. First, traffic flow increased during the quarter, which caused some of the advertisers to lower their bids in order to maintain their advertising budget for the quarter. Second, our contextual links product (which was launched in late second quarter of 2000) included the distribution of our top three to five listings to other affiliate sites; in some cases advertisers indicated poor conversion rates, that is they were receiving clicks that were not translating into sales. As a result, these advertisers lowered their bids. Third, we removed approximately 1 million listings (approximately 20% of our listings) for what we believed were for relevancy improvements. In some cases, removed listings were in the top three to five listings, which carry higher bids than listings below the top three to five listings. Fourth, although our number of paid introductions increased by 21 million between the second and third quarters of 2000, approximately 6 million of these were at a price per paid introduction of $0.01, the lowest bid price GoTo accepts for a paid listing, and approximately 2 million of these were on terms for which no advertiser previously had bid.

    We believe that some of these events will have a long-term positive impact on our business, such as the increased traffic, bid on new terms and the increased relevancy of our results. We anticipate that it may take at least another quarter or so to complete contextual links implementation changes and improvements.

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

    Revenue was approximately $25.1 million for the quarter ended September 30, 2000 compared to approximately $8.4 million for the quarter ended September 30, 1999. Revenue was approximately $63.3 million for the nine months ended September 30, 2000 compared to approximately $13.5 million for the nine months ended September 30, 1999. The increase was the result of continued growth of our marketplace and the corresponding participants, our advertisers and the number of consumers using our product. We experienced rapid growth from the quarter ended September 30, 1999 through the quarter ended September 30, 2000; however, we do not anticipate our historical revenue growth rate to continue as a percentage of growth as expressed on a year-to-year or quarter-to-quarter comparison basis. Our growth is dependent on obtaining additional traffic and the increasing average price per paid introduction. For the quarter ended September 30, 2000, approximately 10% of our overall traffic came from the browsers, Microsoft's Internet Explorer and Netscape. Although we entered into a one-year agreement with Microsoft on January 21, 2000 for continued traffic from their Internet Explorer 4 and Internet Explorer 5 browsers, we expect Microsoft to deliver a diminishing level of traffic to us in 2000 compared to 1999, and anticipate that we eventually will receive no traffic from Internet Explorer 4 and Internet Explorer 5. Our agreement with Netscape was renewed in July of 2000 and will expire on June 30, 2001. Even though we currently anticipate growth in traffic from existing and new affiliates, we must renew our affiliate agreements or replace this traffic with other sources and grow our advertising base; otherwise, our revenue may be materially, adversely affected.

    Cost of Revenue. Cost of revenue consists primarily of fees paid to outside service providers that provide and manage our unpaid listings and costs associated with maintaining our Web site. Costs associated with maintaining our Web site include salaries of related personnel, depreciation of Web site equipment, co-location charges for our Web site equipment and software license fees. Cost of revenue was approximately $3.3 million for the quarter ended September 30, 2000 compared to approximately $1.9 million for the quarter ended September 30, 1999. Cost of revenue was approximately $8.7 million for the nine months ended September 30, 2000 compared to approximately $4.2 million for the nine months ended September 30, 1999. The increase was primarily due to the increased fees paid to outside service providers, increased database and hardware capacity requirements and an increase in the number of personnel required to support our Web site. We anticipate cost of revenue to continue to increase as our traffic and number of advertisers increase.

    Marketing, Sales and Service. Marketing, sales and service expenses consist primarily of our advertising and promotional expenditures, such as online links from other Web sites associated with our affiliate network, banner advertisements on other sites and offline media advertising, as well as payroll and related expenses for personnel engaged in marketing, customer service and sales functions. Marketing, sales and service expenses were approximately $21.2 million for the quarter ended September 30, 2000 compared to approximately $9.9 million for the quarter ended September 30, 1999. Marketing, sales and service expenses were approximately $55.8 million for the nine months ended September 30, 2000 compared to approximately $20.2 million for the nine months ended September 30, 1999. The increase was primarily due to increased distribution of our search service and the hiring of additional personnel for marketing, sales and service functions. We believe that continued investment in marketing, sales and service and in the increased distribution of our services, which includes our recent agreement with AOL, is critical to attaining our strategic objectives and, as a result, expect these costs to continue to increase in the future. In August 2000, we entered into a 19-month agreement under which AOL will display GoTo's listings on the search results page of AOL, AOL.com and Netscape's Netcenter. The agreement calls for a guaranteed payment of $50 million over the term of the agreement.

    General and Administrative. General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel; facilities; and professional services, including legal, insurance and other general corporate expenses. General and administrative expenses were approximately $9.0 million for the quarter ended September 30, 2000 compared to approximately $4.1 million for the quarter ended September 30, 1999. General and administrative expenses were approximately $23.3 million for the nine months ended September 30, 2000 compared to approximately $8.1 million for the nine months ended September 30, 1999. The increase was the result of increased headcount and related expenses associated with the hiring of additional personnel and increased professional services. We expect general and administrative expenses to continue to increase as we expand our staff and incur additional costs related to the growth of our business.

    Product Development. Product development expenses consist primarily of payroll and related expenses for personnel responsible for development of features and functionality for our service, as well as costs incurred in the preliminary project and post-implementation stage of computer software developed for internal use. Product development expenses were approximately $3.5 million for the quarter ended September 30, 2000 compared to approximately $1.2 million for the quarter ended September 30, 1999. Product development expenses were approximately $10.0 million for the nine months ended September 30, 2000 compared to approximately $2.7 million for the nine months ended September 30, 1999. The increase was a result of increased staffing and associated costs relating to enhancing features and functionality to our Web site and search service. The increase was offset by capitalization of certain costs under EITF 00-2 and Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," of approximately $721,000 and $2.2 million during the quarter ended September 30, 2000 and the nine months ended September 30, 2000, respectively. We believe our continued investment in product development is critical to attaining our strategic objectives and, as a result, expect product development expenses to continue to increase in the future.

    Amortization of Deferred Compensation. Certain stock options granted from the inception of GoTo through our initial public offering have been considered to be compensatory for financial accounting purposes. Total compensation resulting from these stock options amounted to approximately $7.4 million. This amount represents the difference between the exercise price of the stock options and the deemed fair value of our common stock at the time of the grants or issuances, adjusted for the return of unvested options or the repurchase of restricted stock resulting from employee terminations. Compensation associated with these stock options is amortized and expensed over the applicable vesting periods using a graded methodology. Approximately $311,000 and $586,000 were amortized and charged to operations for the quarters ended September 30, 2000 and 1999, respectively. Approximately $1.1 million and $3.0 million were amortized and charged to operations for the nine months ended September 30, 2000 and 1999, respectively.

    Acquisition-Related Charges. On January 31, 2000, GoTo acquired Cadabra. The total purchase price of the acquisition was approximately $263.1 million, of which $7.6 million was assigned to in-process research and development which was expensed immediately following the consummation of the acquisition, $6.0 million was assigned to the value of purchased technology and other intangible assets and will be amortized on a straight-line basis over three years and $4.4 million was allocated to the net tangible assets. The excess purchase price over the estimated fair value of the assets acquired and liabilities assumed has been allocated to goodwill in the amount of $245.1 million and will be amortized on a straight-line basis over three years. On May 3, 2000, GoTo also acquired AuctionRover. The total purchase price was approximately $174.2 million, of which $6.7 million was assigned to the value of purchased technology and other intangible assets and will be amortized on a straight-line basis over three years and $600,000 was allocated to the net tangible assets. The excess purchase price over the estimated fair value of the assets acquired and liabilities assumed has been allocated to goodwill in the amount of $167.0 million and will be amortized on a straight-line basis over three years. In the quarter ended September 30, 2000, GoTo incurred charges for the amortization of goodwill and intangible assets totaling approximately $35.4 million. In the nine months ended September 30, 2000, GoTo incurred charges totaling approximately $87.5 million, which included approximately $7.6 million for the write-off of in-process research and development and approximately $80.0 million for the amortization of goodwill and other intangible assets.

    Other Income. Other income consists primarily of earnings on our cash, cash equivalents and short-term and long-term investments, net of interest expense attributable to leased equipment and debt. Other income was approximately $1.6 million for the quarter ended September 30, 2000 compared to approximately $1.6 million for the quarter ended September 30, 1999. Other income was approximately $26.2 million for the nine months ended September 30, 2000 compared to approximately $2.7 million for the nine months ended September 30, 1999. The increase from the nine months ended September 30, 1999 to the nine months ended September 30, 2000 was primarily due to the settlement of litigation with The Walt Disney Company, pursuant to which Disney paid GoTo $21.5 million, and the increased earnings on cash, cash equivalents, and short-term and long-term investments in available-for-sale securities, which increased as a result of our initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities totaled approximately $15.7 million and approximately $15.8 million for the nine months ended September 30, 2000 and 1999, respectively. Net cash provided by investing activities totaled approximately $17.1 million for the nine months ended September 30, 2000, and net cash used in investing activities totaled approximately $90.0 million for the nine months ended September 30, 1999. The increase resulted from proceeds from maturities or sales of short-term and long-term investments, which was partially offset by capital expenditures for property and equipment. Net cash provided by financing activities totaled approximately $1.3 million and $122.4 million for the nine months ended September 30, 2000 and 1999, respectively.

    Our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of approximately $70.5 million as of September 30, 2000 and approximately $105.3 million as of December 31, 1999. We also carry long-term investments of approximately $1.4 million as of September 30, 2000, which we believe is liquid. We believe that our cash reserves are sufficient to sustain operations through the next 12 months, however, unknown factors may require us to seek additional capital. Such unknown factors may include, among other things, competitive pressure, higher cost of intellectual capital, higher cost of traffic, higher cost of international expansion or higher costs to accommodate increases in capacity and acquisitions.

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

    RISKS THAT COULD AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

WE HAVE A LIMITED OPERATING HISTORY.

    GoTo was founded in September 1997, officially launched its service in June 1998, and has a limited operating history. An investor in our common stock must consider the risks and difficulties frequently encountered by companies in new and rapidly evolving markets. These risks include our:

o complete dependence on online advertising and consumer search services with only limited market acceptance;

o need to develop and upgrade our infrastructure, including internal controls, transaction processing systems, data storage and retrieval systems and Web site;

o    need to manage changing operations;

o    dependence upon and need to hire and retain key personnel; and

o ability to integrate acquisitions, including, but not limited to, the acquisitions of Cadabra in January 2000 and AuctionRover in May 2000.

    We cannot assure you that the GoTo service will retain its existing, or attract new, advertisers, consumers and "affiliates," which are Web sites that include GoTo's services on their sites or that direct consumer traffic to the GoTo Web site. We also cannot assure you that GoTo will achieve significant additional revenues or improve operating margins in future periods. There can be no assurance that GoTo's services will continue to achieve commercial success and, if they do not, our business, operating results and financial condition may be materially and adversely affected.

WE HAVE A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES.

    We have not achieved profitability. We expect to incur net losses throughout 2001, but we may never become profitable should adverse events occur. We incurred a net loss of approximately $96.9 million and $22.0 million for the nine months ended September 30, 2000 and 1999, respectively, and as of September 30, 2000, we had an accumulated deficit of approximately $140.3 million.

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

    We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is likely that in some future quarter our operating results may be below the expectations of public market analysts and investors and, as a result of these or other factors, the price of our common stock may fall or significantly fluctuate. Our operating results have varied widely in the past, and we expect that they will continue to vary significantly from quarter to quarter due to a number of factors, including:

o demand for our services by advertisers and consumers, including the number of searches performed by consumers and the rate at which they click-through to paid search results;

o prices paid by advertisers using the GoTo services, which are not determined by GoTo;

o our costs of attracting consumers to GoTo's services, including costs of receiving exposure on third-party Web sites and advertising costs;

o costs related to agreements with suppliers of consumer traffic to our service and professional services;

o    loss of our agreements with suppliers of consumer traffic;

o    the mix of paying vs. non-paying results on the GoTo services;

o    our ability to significantly increase our distribution channels;

o seasonality, typical of our industry, which in the past has been lower in the first and third quarters of our fiscal year;

o the amount and timing of operating costs and capital expenditures relating to expansion of our operations;

o costs and delays in introducing new GoTo services and improvements to existing services;

o costs related to the integration of acquisitions, including the integration of Cadabra and AuctionRover;

o changes in the growth rate of Internet usage and acceptance by consumers of e-commerce;

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

WE DEPEND ON A LIMITED NUMBER OF SOURCES TO DIRECT CONSUMERS TO OUR SERVICE TO CONDUCT SEARCHES.

    The consumers who conduct searches on our service come from a limited number of sources. Our sources for consumers conducting searches are members of our affiliate network, including providers of Internet browsers such as Netscape Communicator and Microsoft Internet Explorer, aggregators of search offerings of various providers, Internet Service Providers, such as AOL and Earthlink, our Web site, and banner advertising. In August 2000, we entered into a multi-year agreement under which AOL will display GoTo's listings on the search results page of AOL, AOL.com and Netscape's Netcenter. We also entered into a one-year agreement with Microsoft Corporation for continued traffic from their Internet Explorer 4 and Internet Explorer 5 browser, which commenced on January 21, 2000. This source is expected to deliver a diminishing level of traffic to us in 2000 compared to 1999, and we expect that we will eventually receive no traffic from this source. In addition, our agreement with Netscape will expire on June 30, 2001. Although sources of consumer traffic to our service fluctuate, in any given month we typically depend upon one or a few of these sources for a significant majority of traffic and searches conducted on our service. For the quarter ended September 30, 2000, approximately 90% of all of GoTo's traffic came from our affiliates. Of GoTo's total traffic, approximately 10% of the total traffic came from the browsers, Microsoft's Internet Explorer and Netscape, approximately 80% of the total traffic came from other affiliates and the remaining 10% of the total traffic came directly to the GoTo Web site. We generally obtain traffic from the browsers and other affiliates through short-term agreements. There can be no assurance that we will be successful in renewing any of these agreements or entering into new distribution agreements on commercially acceptable terms.

OUR SUCCESS DEPENDS UPON ACHIEVING A LARGE AND ACTIVE BASE OF ADVERTISERS AND CONSUMERS.

    Our ability to increase the volume of transactions on our service and the amounts bid by our advertisers is dependent upon achieving market acceptance from more advertisers and consumers using our services. Most potential advertisers have only limited experience advertising on the Internet and have not devoted a significant portion of their advertising expenditures to Internet advertising. Advertising through priority placement on our services in particular has been introduced only recently, and we cannot predict the level of its acceptance as an advertising medium. Our services may not achieve significant acceptance by consumers. Among other things, because our services prioritize search results based on advertising bids associated with keywords rather than on algorithmic or other traditional search and retrieval technologies, consumers may perceive our results to be less objective than those provided by traditional search methods. Failure to achieve and maintain a large and active base of advertisers and consumers could have a material adverse affect on our business, operating results and financial condition.

OUR FUTURE SUCCESS IS DEPENDENT UPON FURTHER DEVELOPING AND ENHANCING THE AFFILIATE NETWORK.

    We believe that our future success in penetrating our target markets depends in part on our ability to further develop and maintain relationships with affiliates, who provide their users with GoTo services on their sites or direct their traffic to our Web site. We believe these relationships are important in order to facilitate broad market acceptance of our services and enhance our sales. Our future ability to attract consumers to our services is dependent upon the growth of our affiliate network, which is new and unproven. Our agreements with some of our affiliates are generally terminable at will by either party at any time. The loss of our agreements with our existing affiliates could damage our business. If we are unable to successfully develop and maintain relationships with affiliates, our business, operating results and financial condition may be materially and adversely affected.

WE MAY HAVE DIFFICULTY IMPLEMENTING GOTO (TM) SHOPPING AND GOTO (TM) AUCTIONS, AND CONSUMERS AND ADVERTISERS MAY NOT ADOPT EITHER GOTO (TM) SHOPPING OR GOTO(TM) AUCTIONS.

    We extended our pay-for-placement model for Web search to GoTo (TM) Shopping and GoTo (TM) Auctions, which services were acquired in recent acquisitions. GoTo (TM) Shopping permits advertisers to bid for placement in search results generated from a consumer's search for products. GoTo (TM) Auctions allows GoTo to carry listings of major auction sites. We may not be able to successfully implement this model for GoTo (TM) Shopping or GoTo (TM) Auctions. Moreover, advertisers may not accept this model as a means to sell their products. Failure to successfully implement GoTo (TM) Shopping or GoTo (TM) Auctions, or to achieve market acceptance of GoTo (TM) Shopping or GoTo (TM) Auctions on a cost-effective basis could have a material adverse affect on our business, operating results and financial condition.

WE CANNOT ASSURE YOU THAT OUR STOCK PRICE WILL NOT DECLINE OR WILL NOT BE EXTREMELY VOLATILE.

    The price of our common stock may decline or may be extremely volatile. Since our initial public offering in June 1999, the per share closing price of our common stock has ranged from a low of $8.625 as of October 17, 2000 to a high of $114.50 as of November 15, 1999. In addition, an active public market for GoTo's common stock may not continue.

WE ARE DEPENDENT UPON OTHER COMPANIES WHO SUPPLY SERVICES TO US.

    We also depend on non-distribution related relationships. For example, following the paid advertising search results offered to consumers on our search service, we offer search results provided by Inktomi Corporation. We currently rely on Inktomi as the sole source of these additional search results, which constitute a very high percentage of the search results displayed by GoTo. For example, Inktomi results were shown on approximately 37% of September 2000 searches. Our agreement with Inktomi expires in May 2003. The loss of this or any other key relationship could damage our business. If we are unable to develop future key relationships or maintain and enhance our existing relationships, our business, operating results and financial condition may be materially and adversely affected.

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

    GoTo also competes with providers of Web directories, search, shopping, auction and information services, all of whom offer services competitive with GoTo, including, among others, About, AltaVista, Amazon.com, Inc., Ask Jeeves, Inc., AuctionWatch, Bidder's Edge, CNET, Inc. (including mySimon Inc.), DealTime.com, Excite@Home, Inc. (including WebCrawler and Magellan), Google, Inc., Inktomi Corporation, LookSmart, Ltd., Lycos, Inc. (including HotBot), Microsoft Corporation (LinkExchange, Inc. and msn.com), NBCi, OpenDirectory, Inc., ShopNow.com Inc. (bottomdollar.com), The Walt Disney Company (Go.com) and Yahoo! Inc. In addition, we expect that other companies will offer directly competing services in the future.

    Many of these competitors, as well as potential entrants into our market, have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Many of these current and potential competitors can devote substantially greater resources to promotion and Web site and systems development than we can. In addition, as the use of the Internet and other online services increases, larger, well-established and well-financed entities may continue to acquire, invest in or form joint ventures with providers of Web directories, search, shopping, auction and information services or advertising solutions, and existing providers of Web directories, search, shopping, auction and information services or advertising solutions may continue to consolidate. In addition, providers of Internet browsers and other Internet products and services who are affiliated with providers of Web directories and information services in competition with the GoTo service may more tightly integrate these affiliated offerings into their browsers or other products or services. Any of these trends would increase the competition we face and could have a material adverse affect on our business, operating results and financial condition.

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

A SIGNIFICANT PORTION OF OUR REVENUE IS CONCENTRATED AMONG A LIMITED NUMBER OF ADVERTISERS.

    If our major advertisers were to substantially cut back advertising or stop using our services, our business would be seriously harmed. A significant majority of our total revenue is derived from a small proportion of our advertisers. We believe that a substantial amount of revenue from advertising sales in any given future period may come from a relatively small number of advertisers. We do not have formal contractual relationships with many of our advertisers and when we do have contracts; most are terminable at any time by the advertiser. As a result, we cannot assure you that any of our advertisers will purchase advertising from us in the future.

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

WE FACE THE RISKS OF SYSTEM FAILURES.

    We currently do not have a disaster recovery plan in effect and do not have fully redundant systems for our services at an alternate site. A disaster such as fire, flood, earthquake, power loss, telecommunications failure, break-in, sabotage or a similar event could severely damage our business and results of operations because our services could be interrupted for an indeterminate length of time. Our operations depend upon our ability to maintain and protect our computer systems, all of which are located in our principal headquarters in Pasadena, California and at four offsite locations. These offsite locations are managed by third parties. They are managed by:

     GlobalCenter, in Sunnyvale, California
     Qwest Communications International, Inc., in Burbank, California
     Cable and Wireless USA, Inc., in Reston, Virginia
     ESAT Net, in Dublin, Ireland (expected opening in the 4th quarter of 2000).

     Pasadena, Sunnyvale and Burbank exist on or near known earthquake fault zones. The occurrence of a natural disaster or unanticipated problems at our principal headquarters or at a third-party facility could cause minor interruptions or delays in our business, limited loss of data or render us unable to provide some services. In addition, failure by the third-party facility to provide the data communications capacity required by us, as a result of human error, natural disaster or other operational disruptions, could cause interruptions in our service. The occurrence of any or all of these events could adversely affect our reputation, brand and business, which could have a material adverse affect on our business, operating results and financial condition.

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

WE MAY BE UNABLE TO EXECUTE OUR BUSINESS MODEL IN INTERNATIONAL MARKETS.

    A key component of our strategy is to expand our operations into selected international markets. We launched our service in the United Kingdom in November 2000 and plan to launch our service in Germany during the first half of 2001. Our strategy is to align with partners that will accelerate the timing of expansion, provide key distribution channels for our products and provide additional financing. At this stage the structure of potential partnerships are not known, but it is intended that the partners will take an equity position in us, which may reduce the start-up losses that we would incur. If appropriate partnerships with terms acceptable to us are not obtained, our share of international start-up costs may be higher. To date, we have not operated internationally, and we may be unable to execute our business model in these markets. Further, foreign providers of competing online services may have a substantial advantage over us in attracting users in their country due to more established branding in that country, greater knowledge with respect to the cultural differences of users residing in that country and/or their focus on a single market. We expect to continue to experience higher costs as a percentage of revenues in connection with the development and maintenance of international online services. International markets we have selected may not develop at a rate that supports our level of investment. In particular, international markets typically have been slower than domestic markets in adopting the Internet as an advertising and commerce medium.

In pursuing our international expansion strategy, we face several additional risks, including:

     o lower per capita Internet usage in many countries abroad, due to a variety of causes such as lower disposable incomes, lack of telecommunications and computer infrastructure and questions regarding adequate online security for e-commerce transactions;

     o relatively small Internet markets in some countries, which may prevent us from aggregating sufficient traffic and advertising revenues and scaling our business model in those countries;

     o our potential inability to aggregate a large amount of Internet traffic and find and develop relationships with international advertising and distribution partners;

     o competition in international markets from a broad range of competitors, including Yahoo!, LookSmart, AltaVista and other United States and foreign search engines, content aggregators and portals, some of which have greater local experience than we do;

     o difficulties in recruiting qualified and knowledgeable staff and in building locally relevant products and services, which could prevent us from aggregating a large advertiser base;

     o    higher costs of doing business in foreign countries;

     o trade barriers and unexpected changes and differences in regulatory, tax and legal requirements applicable to Internet services; and

     o    longer payment cycles and foreign currency fluctuations.

    One or more of these factors could have a material adverse effect on our future international operations and, consequently, on our business, operating results and financial condition.

OUR EXECUTIVE OFFICERS AND CERTAIN KEY PERSONNEL ARE CRITICAL TO OUR BUSINESS AND THESE OFFICERS AND KEY PERSONNEL MAY NOT REMAIN WITH US IN THE FUTURE.

    Our future success depends upon the continued service of our executive officers and other key technology, marketing, sales and support personnel. None of our officers or key employees is bound by an employment agreement for any specific term. If we lost the services of one or more of our key employees, or if one or more of our executive officers or employees decided to join a competitor or otherwise compete directly or indirectly with us, this could have a material adverse affect on our business, operating results and financial condition.

WE ARE EXPOSED TO RISKS ASSOCIATED WITH CREDIT CARD FRAUD.

    We have suffered losses and may continue to suffer losses as a result of orders placed with fraudulent credit card data, even though the associated financial institution approved payment of the orders. Under current credit card practices, a merchant is liable for fraudulent credit card transactions when, as is the case with the transactions we process, that merchant does not obtain a cardholder's signature. A failure to adequately control fraudulent credit card transactions could have a material adverse affect on our business, operating results and financial condition.

MANY OF OUR ADVERTISERS ARE EMERGING INTERNET COMPANIES THAT REPRESENT CREDIT RISKS.

    Some of our advertisers have limited operating histories, are operating at a loss, have limited cash reserves or have limited access to capital. If any significant part of our customer base experiences financial difficulties, is not commercially successful or is unable to pay our advertising fees for any reason, our business, operating results and financial condition may be materially and adversely affected.

WE FACE RISKS OF CLAIMS FROM THIRD PARTIES FOR INTELLECTUAL PROPERTY INFRINGEMENT AND OTHER MATTERS THAT COULD ADVERSELY AFFECT OUR BUSINESS.

    Our services operate in part by making Internet services and content available to our users. This creates the potential for claims to be made against us, either directly or through contractual indemnification provisions with third parties. These claims might, for example, be made for defamation, negligence, copyright, trademark or patent infringement, personal injury, invasion of privacy or other legal theories. Allegations are made against us from time to time concerning these types of claims. Any claims could result in costly litigation and be time consuming to defend, divert management's attention and resources, cause delays in releasing new or upgrading existing services or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. There can be no assurance that our services do not infringe the intellectual property rights of third parties. A successful claim of infringement against us and our failure or inability to license the infringed or similar technology could have a material adverse affect on our business, operating results and financial condition.

On November 3, 2000 GoTo was served with a summons and complaint by MercExchange, Inc. The action is pending in the U.S. District Court in the Eastern District of Virginia. The action alleges patent infringement and apparently relates to online auction and online shopping. GoTo is currently investigating the merits of this claim.

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

     We are aware that certain other companies are using or may have plans to use the terms "GoTo," "Go," "Go2" and variations of these terms as part of a company name, domain name, trademark or service mark. In addition, we have received notice from companies claiming superior rights to marks such as these. In particular, Go2 Systems, Inc. has recently threatened to file a claim against GoTo for violating its trademark rights. GoTo denies that it is violating Go2 systems' rights. In the event a lawsuit is filed, GoTo will contest the calim vigorously. We cannot assure you that additional companies will not claim such superior rights or that we will not be subject to infringement claims. A successful infringement claim by the owner of a mark including "GoTo," "Go," "Go2" or a variation could require us to change our name or our logo, which would be expensive and disruptive to our business, and could result in damages. Further, despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our services, technology and other intellectual property, and we cannot be certain that the steps we have taken will prevent any misappropriation or confusion among consumers and advertisers.

     On October 26, 2000, GoTo announced its intent to change its corporate name and expects to officially change its name by the middle of next year. This change will need the approval of Goto's shareholders.

WE MAY NEED ADDITIONAL CAPITAL, WHICH COULD DILUTE THE OWNERSHIP INTEREST OF INVESTORS.

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

THE ACQUISITIONS OF CADABRA AND AUCTIONROVER COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS AND ADVERSELY AFFECT OUR OPERATING RESULTS.

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

WE MAY INCUR LIABILITIES FOR THE ACTIVITIES OF USERS OF OUR SERVICE.

    The law relating to the liability of providers of online services for activities of their users is currently unsettled and could damage our business. We do not carry insurance that will indemnify us for liability for activities of our users. We cannot assure you that GoTo will successfully avoid civil or criminal liability for unlawful activities carried out by users of our service. The imposition upon GoTo of potential liability for unlawful activities of users of our service could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources or to discontinue certain service offerings. Any costs incurred as a result of such liability or asserted liability could have a material adverse affect on our business, operating results and financial condition.

WE HAVE BROAD DISCRETION TO USE OUR CAPITAL AND HOW WE INVEST THESE PROCEEDS MAY NOT YIELD A FAVORABLE RETURN.

    Our management can spend our capital in ways with which the stockholders may not agree.

FUTURE SALES OF OUR COMMON STOCK BY OUR STOCKHOLDERS MAY DEPRESS OUR STOCK
PRICE.

    If our stockholders sell substantial amounts of common stock in the public market, including shares issued upon the exercise of outstanding options, the market price of our common stock could fall. Up to approximately 52.2 million shares of common stock outstanding at September 30, 2000 may be available for sale in the public market, except for 2.9 million shares that are subject to repurchase by GoTo and transfer restrictions as a result of vesting agreements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    GoTo's exposure to market risk for interest rate changes relates primarily to its investment portfolio. GoTo had no derivative financial instruments as of September 30, 2000 or December 31, 1999. GoTo places its investment portfolio in high quality credit instruments, which are spread to many issuers. GoTo's investments are principally confined to cash equivalents and available-for-sale debt securities.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 3, 2000 GoTo was served with a summons and complaint by MercExchange, Inc. The action is pending in the U.S. District Court in the Eastern District of Virginia. The action alleges patent infringement and apparently relates to online auction and online shopping. GoTo is currently investigating the merits of this claim.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    During the quarter ended September 30, 2000, GoTo used approximately $23.0 million of the proceeds from its initial public offering to fund on-going operations and capital expenditures for computer hardware, software and leasehold improvements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit
Number                Description
-------               -----------
27                    Financial Data Schedule

(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2000                       GOTO.COM, INC.


                                             By /s/ TODD TAPPIN
                                                ----------------------------
                                                Todd Tappin
                                                Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Financial Officer)