Form 10-K
period 2000-12-31
GOTO COM INC
filed 2001-03-16
CIK 1060439

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price for the registrant's common stock in the Nasdaq National Market on January 31, 2001, was approximately $ 290.9 million. This calculation does not reflect a determination that certain persons are or are not affiliates of the registrant for any other purposes and assumes that shares held by affiliates include only shares held by executive officers, members of the board of directors (but not any fund of which any such persons may be a partner), holders of greater than 5% and all shares that have been reported on Schedule 13D, filed March 6, 2000 to be beneficially owned by Bill Gross' idealab! or members of the group filing such Schedule 13D. The number of outstanding shares of the registrant's common stock as of the close of business on January 31, 2001 was 52,582,125.

                       DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12 and 13 of Part III incorporate information by reference from the definitive proxy statement for the registrant's 2001 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2000.

                                 GOTO.COM, INC.

                    FISCAL YEAR 2000 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS




                                                                                                                Page
                                                                                                                ----
PART I

   ITEM 1.          BUSINESS....................................................................................  3

   ITEM 2.          PROPERTIES.................................................................................. 12

   ITEM 3.          LEGAL PROCEEDINGS........................................................................... 12

   ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................... 12

PART II

   ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                    MATTERS..................................................................................... 13

   ITEM 6.          SELECTED FINANCIAL DATA..................................................................... 14

   ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND RESULTS OF
                    OPERATIONS.................................................................................. 16

   ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................. 32

   ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................................. 32

   ITEM 9.          CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING  AND FINANCIAL
                    DISCLOSURE.................................................................................. 32

PART III

   ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......................................... 32

   ITEM 11.         EXECUTIVE COMPENSATION...................................................................... 32

   ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.............................. 33

   ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................................. 33

PART IV

   ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K............................. 33

                    SIGNATURES..................................................................................

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

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

        GoTo.com, Inc. (the Company or GoTo) operates an online marketplace that introduces consumers and businesses that search the Internet to advertisers who provide products, services and information. Advertisers participating in our marketplace include retail merchants, wholesale and service businesses and manufacturers. GoTo facilitates these introductions through our search service, which enables advertisers to bid in an ongoing auction for priority placement in our search results. Priority placement means that the search results appear on the page ranked in descending order of bid price, with the highest bidder's listing appearing first. Each advertiser pays GoTo the amount of its bid whenever a consumer clicks on the advertiser's listing in our search results. Advertisers pay GoTo for each click-through, so advertisers bid only on keywords relevant to the products, services or information that they offer. Because each advertiser chooses the bid amount and advertisement placement that is optimal for its business, we believe the GoTo marketplace provides advertisers with a cost-effective way to target consumers. Consumers access the GoTo search service primarily through our affiliates, a network of Web sites that have integrated GoTo's search service into their sites or that direct consumer traffic to our site. Consumers can also access GoTo's search service directly through GoTo's Web site.

        GoTo also operates an online comparison shopping service called "GoTo
(TM) Shopping" which provides consumers the ability to locate their desired products by automating product comparison across multiple attributes. Currently, GoTo intends to exit the comparison shopping business, and we are evaluating strategic alternatives.

        GoTo also operates an online resource for merchants to place and manage their products with other auction sites or services, called "GoTo (TM) Auctions." Currently, GoTo is evaluating strategic alternatives for GoTo(TM) Auctions, including an equity partner or the possibility of a sale of this portion of our business.

        The Company operates in one reportable business segment.

        Our revenue is determined primarily by the number of paid introductions, that is the result of the number of times consumers click on advertisers' search listing advertisements, multiplied by the bid price for those listings. The number of paid introductions for each of the last ten fiscal quarters is as follows:


                 NUMBER OF PAID INTRODUCTIONS           FOR THE QUARTER ENDED
                 ----------------------------           ---------------------
                 228 million .......................    December 31, 2000
                 114 million .......................    September 30, 2000
                 93 million ........................    June 30, 2000
                 88 million ........................    March 31, 2000
                 73 million ........................    December 31, 1999
                 54 million ........................    September 30, 1999
                 31 million ........................    June 30, 1999
                 15 million ........................    March 31, 1999
                  7 million ........................    December 31, 1998
                  2 million ........................    September 30, 1998

        The average price per paid introduction results from advertisers' online bidding for priority placement in the search results. The average price per paid introduction for each of the last ten fiscal quarters is as follows:


                AVERAGE PRICE PER PAID INTRODUCTION     FOR THE QUARTER ENDED
                -----------------------------------     ---------------------
                $0.17 .............................     December 31, 2000
                 0.21 .............................     September 30, 2000
                 0.21 .............................     June 30, 2000
                 0.19 .............................     March 31, 2000
                 0.17 .............................     December 31, 1999
                 0.14 .............................     September 30, 1999
                 0.11 .............................     June 30, 1999
                 0.08 .............................     March 31, 1999
                 0.05 .............................     December 31, 1998
                $0.03 .............................     September 30, 1998

        We believe the quarterly number of paid introductions and average price per paid introduction listed above are not necessarily indicative of future results and that the periods prior to the three-month period ended September 30, 1998 are not relevant because our service was only in its initial stage. It is difficult to forecast the future levels of the average price per paid introduction, as advertisers, rather than GoTo, determine the price paid. We do not anticipate our historical revenue growth rate to continue. Our revenue growth rate and results depend on our ability to continue to increase the number of advertisers who use our service, the amount our advertisers spend on our service and the number of consumers who use our service. We anticipate these variables to fluctuate, affecting our growth rate and results.

        GoTo was incorporated in September 1997 and has a limited operating history. We launched a proof-of-concept version of our search service in the fiscal year ended December 31, 1997. Our pay-for-performance service was announced in February 1998, and following further proof-of-concept testing, was officially launched on June 1, 1998. In October 2000, GoTo announced its intent to change its corporate name and expects to make such a change within 2001.

        GoTo has devoted significant resources to launching its search service, including developing an infrastructure and building a management team. GoTo's losses for the years ended December 31, 2000, 1999 and 1998 were approximately $458.6 million, $29.3 million and $14.0 million, respectively. Those losses include non cash amortization of goodwill and intangible assets in 2000 associated with our acquisitions of Cadabra, Inc., AuctionRover.com, Inc. and the acquisition of the assets of SearchUP, Inc. of approximately $76.7 million, $38.6 million and $267,000, respectively, and the impairment write down of goodwill in 2000 for Cadabra and AuctionRover of approximately $174.3 million and $135.0 million, respectively.

        On January 31, 2000, GoTo acquired Cadabra, an online comparison shopping service that we now call GoTo(TM) Shopping. Pursuant to the Agreement and Plan of Reorganization, GoTo acquired all of the outstanding shares of capital stock and assumed all outstanding options to acquire shares of capital stock of Cadabra, for $8.0 million in cash and 3,283,672 shares of GoTo common stock.

        On May 3, 2000, GoTo acquired AuctionRover, an online resource for auctions. Pursuant to the Agreement and Plan of Reorganization, GoTo acquired all the outstanding shares of capital stock and assumed all outstanding options to acquire shares of capital stock of AuctionRover for 3,470,588 shares of GoTo common stock. On December 18, 2000, AuctionRover was subsequently merged into a limited liability company that is wholly owned by GoTo.

        On October 25, 2000, GoTo acquired substantially all the assets of SearchUP, which did not have significant business operations. Pursuant to the Asset Purchase Agreement, GoTo acquired SearchUP's operational Web site, registered URLs, trademarks and patent on its URL Position Manager for 261,255 shares of GoTo common stock.

        During the year, GoTo entered into significant affiliate agreements with America Online, Inc., Terra Lycos, S.A. and AltaVista Company.

        In August 2000, GoTo and AOL entered into a 19-month distribution agreement under which AOL displays GoTo's listings on the search results page of AOL, AOL.com and Netscape's Netcenter. The agreement calls for a guaranteed payment by GoTo of $50 million over the term of the agreement.

        In November 2000, GoTo and Terra Lycos entered into a three-year distribution agreement under which a certain number of GoTo's listings have been added to Lycos.com and HotBot search results.

        In November 2000, GoTo and AltaVista entered into an 18-month distribution agreement under which GoTo will provide AltaVista's search service users with a certain number of GoTo's listings on select search results pages of AltaVista.

INDUSTRY OVERVIEW

        EVOLUTION OF INITIAL SEARCH SERVICES

        Search services enable consumers (including business users) to search the Internet for a listing of Web sites based on a specific product, service or topic of interest. After e-mail, consumers use search services more than any other Internet application. Initially, these search services offered consumers the ability to efficiently locate desired information on Web sites. However, the companies who provide search services realized that increasing the number, frequency and duration of consumer visits to their sites, rather than sending consumers to other Web sites, yielded greater potential advertising and electronic commerce opportunities. Accordingly, these companies evolved into portals, or online media companies that, in addition to search services, deliver a broad array of content and other services designed to keep consumers at their sites.

        CONSUMERS' UNMET SEARCH NEEDS

        We believe that consumers are not well served by current search offerings. Consumers want to quickly and easily locate relevant products, services and information. This desire is in conflict with the economic incentive of most search services, which require consumers to click-through multiple branches of a hierarchical directory before locating the relevant products, services and information. This process benefits the search services that are now portals because they can earn additional revenue by exposing consumers to multiple pages of advertisements through a prolonged search process.

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

        LIMITATIONS OF TRADITIONAL INTERNET ADVERTISING

        Historically, traditional online advertising has failed to exploit many of the unique attributes of the Internet. To date, Internet advertising has primarily taken the form of banner or sponsorship advertisements which, like traditional media advertising, are typically priced by advertisers, paying for exposures to potential consumers. This approach, which is called impression-based advertising, inefficiently exploits the Internet's direct marketing potential, resulting in what we believe are low consumer click-through rates averaging less than approximately 1%. Advertisers, therefore are paying for exposure to many viewers who are not interested in the product or service advertised. In addition, on the portals, where historically most advertising was placed, advertising frequently is sold on an exclusive basis, limiting the advertising opportunities for advertisers and limiting the number of advertisers who can participate.

        We believe advertiser's are considering alternatives to banner advertising as industry trends, as reported by Forrester Research, show a decreased emphasis on broad based banner advertising on portals. Instead, we believe that advertisers will focus on more targeted marketing opportunities as they recognize they can offer a level of targetability, interactivity and measurability not generally available in other media. With the proper tools, Internet advertisers have the ability to target their messages to specific groups of consumers and receive prompt feedback as to the effectiveness of their advertising campaigns. Accordingly, the Internet can give advertisers the opportunity to develop one-to-one relationships with consumers worldwide without a local market presence.

        OUTSOURCED INTERNET SERVICES

        Like the portals, other Web sites seek to attract and retain consumer attention and maximize the revenue opportunity represented by that attention; however, all but the largest Web sites are limited in their ability to do so. We believe that although Web sites other than AOL, msn.com and Yahoo currently represent a majority of all page views on the Web, Internet advertising is concentrated on the portals.

        In an effort to more effectively capitalize on their consumer audiences and provide more valuable advertising vehicles, many Web sites are now outsourcing popular consumer services and content offerings. In traditional media such as television, radio and print, syndicated content has been widely used by local media in order to augment their core programming and, in so doing, extend their audience reach and retention. On the Internet, providers have emerged offering Web sites syndicated services such as search, e-mail and mapping as well as content such as stock quotes and news wires. Web sites use these offerings to enhance consumer usage, loyalty and retention. In order to address issues of sales force scale for Web site and target ability for advertisers, some companies, that develop syndicated content also sell the advertising that goes with it.

        THE NEED FOR AN ONLINE CONSUMER AND ADVERTISER MARKETPLACE

        Search on portals increasingly generates multiple pages of irrelevant results for consumers. At the same time, advertisers find it increasingly difficult to cost-effectively acquire qualified consumer leads on the Internet for many reasons, including the diffusion of consumer attention across the Internet, the concentration of online advertising on large Web sites, the pricing of Internet advertisements on an impression basis with significant minimum expenditure requirements, and the frequent use of exclusive arrangements. This is particularly true for advertisers seeking to reach targeted markets, despite the unique abilities of the Internet to facilitate direct marketing. As a result, consumers' needs and advertisers' desires to meet those needs often go unmatched. GoTo believes there is a significant need for a sophisticated, distributed online marketplace to serve both of these constituencies by providing a targeted, cost-effective Internet advertising solution.

THE GOTO SOLUTION

        We believe the GoTo marketplace offers consumers quick, easy and relevant search results for products, services and information, while providing advertisers with a cost-effective way to target them. We also believe our marketplace offers the same benefits to businesses searching for products, services and information on the Internet. Key elements of GoTo's solution include the following:

        WE POWER RESULTS. GoTo is dedicated to assisting consumers in easily finding what they are looking for on the Internet. Since advertisers must pay for each click-through, or paid introduction, to their Web site, advertisers select and bid only on those search keywords that are most relevant to their offerings. These choices of keywords and bids are consistent with their economic incentive to secure high conversion rates, that is, to convert traffic into sales. That same incentive encourages advertisers to write descriptions of their products, services and information services that describe their offerings as accurate as possible. GoTo believes that its pay-for-performance advertising model efficiently aligns advertiser and consumer interests, and improves a consumer's ability to quickly and easily find relevant search listings for products, services and information on the GoTo service. Consequently, we believe GoTo can provide more relevant and higher quality search results by requiring advertisers to assign a cost to their placement decisions.

        In addition, GoTo believes it ensures relevant search results by reviewing and editing advertisers' site descriptions and requiring that advertisers appear only on search results pages that relate to their site. Furthermore, by foregoing exclusive advertising relationships and extraneous content, GoTo removes significant barriers and enables consumers to locate relevant information and pass quickly through GoTo to the desired information source.

        For those searches conducted at GoTo's Web site or transferred from an affiliate to GoTo's Web site, GoTo's search results page contains an easily navigable directory to facilitate consumer search. By generating a list of up to 40 results per page, GoTo frequently allows consumers to locate a relevant destination site on the first page of results.

        TARGETED PAY-FOR-PERFORMANCE ADVERTISING. Any advertiser in the GoTo marketplace is able to specifically target those consumers who are interested in the products, services or information offered by the advertiser. We believe GoTo enables highly efficient and cost-effective advertising expenditures. An advertiser pays only for consumers who elect to visit its Web site after searching targeted keywords on which the advertiser has bid. As a result, advertisers pay only for self-qualified leads rather than exposures to potential consumers, as with impression-based advertising.

        Advertisers maintain control on a real-time basis over the amounts of their bids for keywords they have selected and the aggregate amount spent on advertising with GoTo. As a result, advertisers are able to precisely control their costs of customer acquisition using the GoTo service. In addition, GoTo does not enter into exclusive advertising arrangements, thereby enabling access to the marketplace by all potential advertisers.

        OUR AFFILIATE NETWORK. By offering our search service to other Web sites, we have created a network of Web sites, which we call "affiliates," that have integrated the GoTo search service into their sites or that direct consumer traffic to the GoTo Web site. Of GoTo's total traffic for the quarter ended December 31, 2000, approximately 95% came from affiliates as follows: approximately 20% from portals, such as AOL, Terra Lycos and AltaVista; approximately 15% from Internet browsers, such as Microsoft Internet Explorer and Netscape; and approximately 60% from other affiliates. In the contracts between GoTo and the portals, our premium listings are offered in their search results. The contracts between GoTo and the Internet browsers provide that the GoTo search service is offered on the browser's search page or as part of the browser's search functionality. Affiliates can also provide Internet search capabilities by having a GoTo search box on their sites, which either transfers their users to the GoTo Web site or generates GoTo search results while maintaining the look, feel and navigation features specific to the affiliates' sites. This enables affiliates to enhance their users' experience with search functionality and to generate additional revenue from the consumer audiences visiting their sites through the sale of advertising on search pages. The economics of these agreements vary from affiliate to affiliate. Because GoTo focuses on deriving its revenue primarily from search results rather than banner advertising, GoTo can provide these benefits without charging licensing or set-up fees and without competition for consumer attention for non-search content. GoTo's agreements with its affiliates vary in duration and terms, including some that are terminable at any time by either party. Through our network, we are building relationships with affiliates that are intended to increase the number of click-throughs delivered to advertisers, which would increase the value of the GoTo advertising proposition. According to Media Metrix, GoTo had over 56 million unique users in December 2000 through its own site and affiliate network.

GOTO STRATEGY

        GoTo's objective is to expand participation and increase transactions in its online marketplace. We believe that a critical mass of advertisers, consumers and affiliates supports a self-reinforcing cycle that stimulates growth in the number of marketplace participants, which in turn can increase the efficiency of the GoTo service. We further believe that this efficiency will increase the competition for prominent search result placement on our search service and may, thereby, increase the amounts advertisers are willing to bid for participation in the GoTo marketplace. We believe that advertisers are attracted to GoTo as a result of the large number of opportunities to reach interested consumers, and that consumers find GoTo useful due to the breadth of relevant advertiser links displayed on the GoTo service. A large and active base of paying advertisers increases GoTo's ability to generate comprehensive, relevant search results and to monetize consumer search requests. The resulting service quality and revenue opportunity provides the incentive for GoTo's affiliates to feature GoTo search results on the GoTo Web site or to direct traffic to GoTo's Web site. Key elements of GoTo's strategy are:

        INCREASE ADVERTISER SPEND. In the month of December 2000, the GoTo marketplace had over 37,000 paying advertisers. GoTo intends to increase the revenue from advertisers through a sales force that directly targets advertising agencies and larger advertisers as well as through the use of its online automated sign up which accommodates all sizes of businesses. To build further advertiser participation, GoTo will continue to leverage its reputation for pay-for-performance, direct response marketing among advertisers and their intermediaries, such as advertising consultants and media buyers. GoTo reaches these constituencies through multiple marketing channels, including targeted online marketing, mailings, sponsorship of Web sites where advertisers congregate, participation at trade shows, appearances in advertising industry periodicals and agreements with companies who refer advertisers to us. We believe that the GoTo marketplace is scalable and can support a broader and deeper array of advertisers than traditional online advertising solutions. Accordingly, GoTo intends to capture a significant share of the advertising from the growing number of new online businesses.

        EXPAND CONSUMER BASE WITH OUR AFFILIATE NETWORK. The GoTo marketplace had approximately 228 million paid introductions in the fourth quarter of 2000. GoTo believes it can increase the number of consumers participating in the GoTo marketplace by distributing the GoTo search service on other Web sites not currently in our affiliate network.

        USE TECHNOLOGY TO EFFECTIVELY SCALE OUR CUSTOMER SUPPORT. The services GoTo currently provides to advertisers include online account creation and keyword bidding, as well as a proprietary account maintenance product that allows advertisers to log in to a secure Web site where they can perform account management functions, such as adding funds to their accounts, viewing performance reports and changing their bids in real time. GoTo intends to utilize its technology to grow an efficient and scalable operations infrastructure enabling millions of billing events for hundreds of thousands of advertisers at a high quality service level and at a relatively low internal cost. In addition, GoTo plans to continue to enhance the services it provides to advertisers. GoTo intends to increasingly automate the sale of advertising, enabling advertisers to have greater control over, and satisfaction with, advertising on the GoTo marketplace. GoTo is able to reduce its cost of revenue and customer service costs because a majority of advertisers open and maintain their accounts with GoTo through an automated interface.

        DERIVE STRATEGIC ADVANTAGE FROM EFFICIENT COST STRUCTURE. GoTo believes that its business model provides a number of competitive advantages. The advertisers participating in the GoTo marketplace can provide their own Web site descriptions and, through competitive bidding, with bid amounts visible to all participants, rank and set the prices paid for their position in the search results and, consequently, the amounts they pay GoTo for each click on their search result. This reduces the costs GoTo must pay to perform these tasks. In addition, our business model does not require us to carry any physical inventory. GoTo is therefore able to direct the capital that would otherwise be used for these purposes towards growing our business, enhancing our services and pursuing other strategic opportunities.

        EXPAND THE GOTO SERVICE INTO INTERNATIONAL MARKETS. GoTo believes that international consumers also desire quick, easy and relevant search results for products, services and information and that international advertisers can benefit from a cost-effective, targeted way to reach consumers using GoTo's pay-for-performance model. GoTo also believes that its automated advertiser sign-up technology, distributed affiliate network model and efficient cost structure will enable it to replicate its U.S.-based marketplace in other countries. As a result, we launched the GoTo service in the United Kingdom in November 2000.

THE GOTO SERVICE

        SEARCH TOOL

        Consumers use the GoTo search service to locate desired providers of products, services and information, and can access the GoTo search service from either the tens of thousands of Web sites that are affiliates or from GoTo's home page. After entering a targeted keyword search, or performing a directory search from an affiliate's Web site or from the GoTo home page, consumers are presented with GoTo search results. For consumers whose search results are presented at the GoTo Web site, the GoTo search results page also contains an easily navigable directory to facilitate consumer search. Consumers then access the desired Web site by clicking on the hypertext links included in the search results. To further assist consumers in locating desired Web sites, GoTo search results pages include suggested related searches.

        BIDDING FOR PRIORITY PLACEMENT OF SEARCH RESULTS

        GoTo search results for the search service are prioritized for consumers based on advertiser bids for placement of their search listings within the search results. Paying advertisers are listed in descending bid order, with the highest bidder appearing as the first search result. Bids are expressed as the amount advertisers pay GoTo for each paid introduction. Based on GoTo search data, a disproportionate number of GoTo consumers click on the first, second or third Web sites listed. Following paid priority results of the search service; GoTo offers a listing of Web sites generated by traditional search technology currently provided through an agreement with Inktomi Corporation. GoTo's proprietary database currently includes 7 million search listings.

        Advertiser bid amounts are displayed next to each search result. By disclosing bids to both consumers and other advertisers, GoTo promotes an open and efficient marketplace. Using the open bidding information, advertisers are able to determine the bids necessary to achieve their desired ranking, which enables competition among advertisers and promotes greater relevancy for consumers.

        ADVERTISING ON GOTO

        GoTo offers a self-service, online form where advertisers can sign up and bid for search listings. Potential advertisers find the GoTo Web site directly or through custom offer pages on our affiliates' sites. On the welcome page of the sign up form, potential advertisers are able to access a frequently asked questions page that contains information about GoTo's guidelines for crafting relevant search results, instructions for opening a new account and account maintenance information.

        As part of the sign up process, advertisers enter basic contact information and select a unique user ID and password for accessing and maintaining account information online using GoTo's proprietary account maintenance product. Each advertiser also enters keywords on which it wishes to bid, the bid amounts and information about the advertiser's Web site including a title customized for the applicable keyword, a description of its Web site offerings and information necessary for hypertext linking. Advertisers are only required to provide a textual description of their offerings, as opposed to labor-intensive graphics and other multimedia content, which enlarges the number of potential participants.

        During the sign up process, advertisers also enter payment information. Advertisers must currently commit to a minimum initial payment of $25 or $50. An advertiser may choose to pay by check or credit card. After entering payment information, advertisers are presented with the terms and conditions of advertising on the GoTo service, which must be accepted before an order is processed. After the advertiser accepts these terms, a confirmation screen appears with a tracking number for the advertiser's convenience. If an advertiser contacts GoTo's customer service, the tracking number enables us to quickly find the advertiser's enrollment application. Once the sign up process has been completed, the advertiser receives a confirmation by e-mail that GoTo received the sign up form.

        By automating the sale and maintenance of advertising accounts, GoTo enables advertisers to have greater control over, and satisfaction with, the advertising process, while simultaneously reducing GoTo's cost of revenue. GoTo also employs a sales and support team to attract large accounts, to review advertising for relevancy and to assist advertisers in cases where more personal attention is required.

        GoTo offers advertisers a variety of payment plans to ensure that advertisers maintain sufficient funds in their GoTo account and remain active on the service. Advertisers on the GoTo service pay for advertising in advance, or for qualified accounts, may elect to be invoiced. GoTo notifies advertisers using its service by e-mail when account balances are running low so that they can add to their account balances. As an alternative, advertisers that prepay GoTo may authorize GoTo to charge them on a monthly basis to refresh their account or to charge them an additional fixed amount each time their account approaches a zero balance.

        To promote fairness and efficiency, GoTo has adopted marketplace rules and policies. For example, advertisers are not permitted to bid on search results unrelated to their Web site offerings. Each advertiser's compliance with these rules and policies is enforced in part by other advertisers participating in the service. The GoTo service also uses proprietary click-through analysis systems that are designed to exclude from an advertiser's charges click-throughs that are unlikely to be genuine leads.

MARKETING, SALES AND SERVICE

Consumers

        GoTo attracts consumers through its affiliate network and its home page. The affiliate network consists of other Web sites that display GoTo search listings by incorporating our search results on their Web site, providing a link that transfers a user to the GoTo home page or search results page, or incorporating some of our search results on their site (such as the top 3 to 5 search results, which we call Premium Listings). GoTo has established relationships with search engines and portals, including AOL, Terra Lycos and AltaVista, that offer GoTo's Premium Listings as part of the portal's search results. GoTo has also established relationships with browsers that offer GoTo search functionality as a default search service in rotation with other providers of search functionality.

        Web sites may be compensated for being an affiliate in several ways:

        First, affiliate sites can place a GoTo search box on their site and earn a payment for each consumer that conducts a search and is delivered to the GoTo search results. Affiliates interested in receiving payment for directing traffic to GoTo's Web site fill out an application form at our site. Once the application form is accepted, the affiliate receives a confirmation e-mail from us, which directs the affiliate to a Web site where it can obtain a search box to place on its site. At this Web site, the affiliate can also obtain user traffic information and revenue reports. GoTo offers affiliates several different search box options. Once an affiliate selects a search box, it receives a tracking ID that enables GoTo, with assistance from a third party provider, to track traffic from the affiliate to GoTo.

        Second, GoTo generates traffic on its service by syndicating GoTo's pay for performance search service to other sites. Through this part of our affiliate network, a consumer queries the GoTo search service at an affiliate's Web site and receives GoTo's search results with or without leaving the affiliate's site, at the affiliate's choice.

        Third, an affiliate serves the GoTo search results as part of other search results that they provide their users. For example, as part of our affiliate network, we have established contracts with Web sites that aggregate the search offerings of several providers of search services. These contracts provide that our search service is included in the aggregated search offerings on these sites. Similarly, GoTo has entered into contracts with portals, in which our Premium Listings are offered in their search results. Finally, in contracts with Internet browsers, like Microsoft Internet Explorer and Netscape Communicator, our search service is offered on the browser's search page or as part of the browser's search functionality.

        The economic arrangements for the offering of our service generally vary and include:

        -       payment for impressions of our search results;

        -       payment for impressions of our search box;

        -       payment for searches done on our service;

        -       payment for clicks on our search results;

        -       sharing revenue; and

         - fixed guarantees, provided the affiliate meets and maintains certain performance standards.

        Affiliates electing to host GoTo search functionality on their sites can take advantage of any or all of the following benefits:

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

        Microsoft: In February 2001, GoTo and Microsoft entered into a one-year extension of an agreement entered into between GoTo and Microsoft in January 2000. Under the terms of the extension, Microsoft will continue to include GoTo along with other search engines among the choices of search engines provided to users of their Internet Explorer 4 and Internet Explorer 5 browsers.

        Terra Lycos: In November 2000, GoTo and Terra Lycos entered into a three-year distribution agreement under which a certain number of GoTo's listings was added to Lycos.com and HotBot search results.

        AltaVista: In November 2000, GoTo and AltaVista entered into an 18-month distribution agreement under which GoTo will provide AltaVista's search service users with a certain number of GoTo's listings on select search results pages of AltaVista.

        AOL: In August 2000, GoTo and AOL entered into a 19-month distribution agreement under which AOL will display GoTo's listings on the search results page of AOL, AOL.com and Netscape's Netcenter. The agreement calls for a guaranteed payment by GoTo of $50 million over the term of the agreement.

        Netscape Premier Provider Agreement: In July 2000, GoTo and Netscape renewed our agreement for another year under which GoTo remained one of Netscape's premier search and directory service providers on the Netscape browser.

        CompuServe: In May 2000, CompuServe and GoTo entered into a two-year agreement under which CompuServe will integrate GoTo search services and display GoTo search results.

        Go2Net: In March 2000, Go2Net and GoTo renewed an agreement for another two years, under which GoTo will provide search results for inclusion in MetaCrawler.

        EarthLink: In September 1999, EarthLink and GoTo entered into a two-year agreement beginning on January 1, 2000, that provides for GoTo to be the default provider of search engine services on the EarthLink site.

Advertisers

        GoTo attracts advertisers through direct marketing efforts, which include mailings and other promotional material sent directly to advertising agencies and to targeted accounts. To build further advertiser participation, GoTo will continue to leverage its reputation for pay-for-performance, direct response marketing among advertisers and their intermediaries, such as advertising consultants and media buyers. GoTo will continue to reach these constituencies through multiple marketing channels, including targeted online marketing, mailings, sponsorship of Web sites where advertisers congregate, participation at trade shows and appearances in advertising industry periodicals. GoTo also enters into referral agreements with companies that receive payment for each advertiser that they refer to us who becomes an advertiser of our service.

TECHNOLOGY

        The GoTo technical operating environment is designed to provide the best search experience on the Internet to our consumers, advertisers and affiliates. GoTo intends to continue investing in its technology infrastructure to maintain and enhance its competitive advantage.

        GoTo makes its services available to advertisers and consumers through a combination of its own proprietary technology and commercially available technology from industry leading providers such as Sun Microsystems, Cisco, Oracle, Informix and Silknet. GoTo also relies upon third parties to provide Web hosting services, including hardware support and service and network coordination. These offsite locations are managed by:

        GlobalCenter, in Sunnyvale, California

        Qwest Communications International, Inc., in Burbank,

        California Cable and Wireless USA, Inc., in Reston, Virginia

        ESAT Net, in Dublin, Ireland

        Colo.com, in Las Vegas, Nevada (expected opening in second quarter of
        2001)

        GoTo currently maintains its data warehouse at the Sunnyvale facility, and is scheduled to move it to the Las Vegas facility in the second quarter of 2001. Any disruption in the Internet access or other services provided by third parties could have a material adverse effect on our business. Accordingly, our research and development efforts include the development and implementation of business continuity and disaster recovery systems, improvement of data retention, backup and recovery processes and systems and standardization of technology platforms.

COMPETITION

        The market for Internet products, services and advertising is rapidly evolving and intensely competitive. Currently, GoTo has no direct competition of any significant scale. That is, there are currently no other companies that have our advertiser base or affiliate distribution breadth, providing Web site search results that are ordered by bid price and set by advertisers bidding for priority placement in an ongoing auction. However, some companies are competing directly, including PRIMEDIA, which owns About.com, which has a pay per click product called Sprinks. GoTo potentially competes with many other providers of Web directories, search and information services, as well as traditional media, for consumer attention and advertising expenditures. We expect competition to remain intensely competitive in the future. Barriers to entry may not be significant, and current and new competitors may be able to launch new competing services at a relatively low cost. Accordingly, we believe that our success will depend heavily upon achieving significant market acceptance before our competitors and potential competitors introduce competing services.

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

        GoTo also competes with providers of Web directories, search, shopping, auction and information services, all of whom offer services competitive with GoTo, including, among others: AltaVista, Amazon.com, Inc., Ask Jeeves, Inc., CNET, Inc. (including mySimon Inc.), DealTime.com, eBay, Excite@Home, Inc. (including WebCrawler and Magellan), Google, Inc., Inktomi Corporation, LookSmart, Ltd., Microsoft Corporation (LinkExchange, Inc. and msn.com), NBCi, Terra Lycos, Inc. (including HotBot) and Yahoo! Inc. In addition, PRIMEDIA, which owns About.com, offers a product called Sprinks, which is a pay per click advertising service, and there are other companies that offer directly competing services as well.

        Some of these competitors, as well as potential entrants into our market, have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Some of these current and potential competitors can devote substantially greater resources to promotion and Web site and systems development than we can. In addition, as the use of the Internet and other online services increases, larger, well-established and well-financed entities may continue to acquire, invest in or form joint ventures with providers of Web directories, search and information services or advertising solutions, and existing providers of Web directories, search and information services or advertising solutions may continue to consolidate. In addition, providers of Internet browsers and other Internet products and services who are affiliated with providers of Web directories and information services in competition with the GoTo service may more tightly integrate these affiliated offerings into their browsers or other products or services. Any of these trends would increase the competition we face and could adversely affect our business and operating results.

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

        GoTo seeks to protect its proprietary rights, but its actions may be inadequate to protect its trademarks or other proprietary rights or to prevent others from claiming violations of their proprietary rights. GoTo has filed for patents to protect proprietary technology that it is using or developing; however, we cannot be assured that we will be granted these patents or that we will successfully defend them, should a claim arise. GoTo enters into confidentiality agreements with its employees and consultants and generally controls access to and distribution of its proprietary information. We also enter into non-disclosure agreements with third parties to which we disclose confidential information. Despite GoTo's efforts to protect its proprietary rights from unauthorized use or disclosure, parties may attempt to disclose, obtain or use its proprietary information. Third parties may infringe or misappropriate GoTo's proprietary rights, which could have a material adverse effect on GoTo's business, results of operations and financial condition.

        We seek to protect our copyrights, service marks, trademarks, trade dress and trade secrets through a combination of laws and contractual restrictions, such as confidentiality agreements. For example, we attempt to register our trademarks and service marks in the United States and other countries throughout the world. However, effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are made available online.

        On November 3, 2000, GoTo was served with a summons and complaint by MercExchange, Inc., alleging patent infringement relating to GoTo's online auction and shopping services. The action is pending in the U.S. District Court in the Eastern District of Virginia. GoTo is currently investigating the merits of this claim.

EMPLOYEES

        GoTo had 524 full-time employees as of January 31, 2001. As of January 31, 2001, GoTo's employees were comprised of 160 people who are engaged in technical operations and product development, 261 in marketing, sales and service and 103 in finance, administration and operations. Marketing, sales and service employees include customer service representatives, salespeople, sales administration personnel, marketing and communications personnel and creative services personnel.

ITEM 2. PROPERTIES

        GoTo leases approximately 58,000 square feet of office space in Pasadena, California, approximately 12,000 square feet of office space in San Mateo, California and approximately 6,000 square feet of office space in Morrisville, North Carolina. GoTo believes its current facilities will be adequate to sustain the anticipated increase in headcount for the next fiscal year.

ITEM 3. LEGAL PROCEEDINGS

        On November 3, 2000, GoTo was served with a summons and complaint by MercExchange, Inc., alleging patent infringement relating to GoTo's online auction and shopping services The action is pending in the U.S. District Court in the Eastern District of Virginia. GoTo is currently investigating the merits of this claim.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

        Information required by Item 10 of Form 10-K with respect to executive officers of the Company is set forth below. The following table sets forth certain information with respect to the executive officers of GoTo as of January 31, 2001.


               NAME                                       AGE            POSITION
               ----                                       ---            --------
               Ted Meisel .....................            37            Chief Executive Officer and President
               Todd Tappin ....................            39            Chief Financial Officer
               Jaynie Studenmund ..............            46            Chief Operating Officer
               Harry Chandler .................            47            Executive Vice President
               Stephanie A. Sarka .............            37            Senior Vice President of Marketing
               James B. Gallinatti Jr .........            44            Senior Vice President of Sales and Services

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

        Jaynie Studenmund has served as Chief Operating Officer since January 2001. From February 2000 to December 2000, Ms. Studenmund was the President and Chief Operating Officer for PayMyBills, a leading Internet bill management company, where she was responsible for all line, technology, operations and staff functions. From 1997 to 1998, she was the Executive Vice President for Retail Banking at Home Savings of America, and from 1996 to 1997, served as an Executive Vice President for Retail Banking at Great Western Bank. From 1991 to 1996, Ms. Studenmund served as an Executive Vice President at First Interstate Bank of California. Ms. Studenmund has a B.A. in Economics from Wellesley College and a M.B.A. from Harvard Business School.

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

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock has been quoted on the Nasdaq National Market under the symbol "GOTO" since June 18, 1999. Prior to that time, there was no public market for our common stock. According to records of our transfer agent, there were approximately 890 stockholders of record as of January 31, 2001. The following table sets forth the high and low per share sale prices of our common stock as reported on the Nasdaq National Market for the periods indicated:


                                                                                  High Price          Low Price
                                                                                 ------------        -----------
               Fiscal 2001:
                   First Quarter (through January 31, 2001) .........            $     15.250        $     5.875

               Fiscal 2000:
                    Fourth Quarter ..................................            $     18.250        $     4.813
                    Third Quarter ...................................            $     25.250        $    10.000
                    Second Quarter ..................................            $     46.000        $    13.125
                    First Quarter ...................................            $    102.000        $    35.875

               Fiscal 1999:
                    Fourth Quarter ..................................            $    114.500        $    46.375
                    Third Quarter ...................................            $     69.875        $    20.625
                    Second Quarter ..................................            $     28.500        $    20.000

        We have not paid dividends and do not anticipate declaring dividends on our common stock in the foreseeable future.

        During the quarter ended December 31, 2000, we used approximately $15.8 million of the proceeds from our initial public offering to fund on-going operations, including payments to affiliates and capital expenditures for computer hardware, software and leasehold improvements.

        During the quarter ended December 31, 2000, GoTo issued 261,255 shares of GoTo's common stock in connection with the purchase of assets of SearchUP, Inc.

ITEM 6: SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA)

        The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements appearing elsewhere in this Form 10-K. The statements of operations data set forth below for the years ended December 31, 2000, 1999 and 1998 and the balance sheet data at December 31, 2000, 1999 and 1998 are derived from our audited financial statements included elsewhere in this Form 10-K. The historical results are not necessarily indicative of results to be expected for any future period.


                                                                                                        SEPTEMBER 15, 1997
                                                                     YEAR ENDED DECEMBER 31,              (INCEPTION)
                                                         -------------------------------------------      TO DECEMBER 31,
                                                           2000               1999            1998             1997
                                                         ---------        ---------        ---------    -----------------
                                                                               (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Revenue ..........................................       $ 103,052        $  26,809        $     822        $      22
Cost of revenue ..................................          13,109            6,213            1,429                6
                                                         ---------        ---------        ---------        ---------
Gross profit (loss) ..............................          89,943           20,596             (607)              16

Operating expenses:
  Marketing, sales and service ...................          94,531           34,459            9,645               65
  General and administrative .....................          33,798           12,467            1,655               24
  Product development ............................          13,523            3,689            1,232               46
  Amortization of deferred
    compensation .................................           1,376            3,585            1,199               --
  Write-off acquired in-process
    research and development .....................           7,550               --               --               --
  Amortization of intangible assets ..............         115,600               --               --               --
  Impairment of intangible assets ................         309,253               --               --               --
                                                         ---------        ---------        ---------        ---------
                                                           575,631           54,200           13,731              135
                                                         ---------        ---------        ---------        ---------
Loss from operations .............................        (485,688)         (33,604)         (14,338)            (119)

  Interest income, net ...........................           5,809            3,777              316               --
  Other income ...................................          21,259              566               --               --
                                                         ---------        ---------        ---------        ---------
Loss before provision for income taxes ...........        (458,620)         (29,261)         (14,022)            (119)
Provision for income taxes .......................               1                1                1                1
                                                         ---------        ---------        ---------        ---------
Net loss .........................................       $(458,621)       $ (29,262)       $ (14,023)       $    (120)
                                                         =========        =========        =========        =========

Pro forma net loss per share .....................       $   (9.54)       $   (0.77)       $   (0.75)       $      --
                                                         =========        =========        =========        =========
Historical basic and diluted net
   loss per share ................................       $   (9.54)       $   (1.04)       $   (1.36)       $   (0.01)
                                                         =========        =========        =========        =========
Weighted average shares used to
   compute pro forma net loss per share(a)
                                                            48,065           38,219           18,714               --
Weighted average shares used to
   compute historical basic and
   diluted net loss per share(a) .................          48,065           28,207           10,296            9,869

If deferred compensation were allocated to expense categories, it would be allocated as follows:

                                                            2000             1999             1998             1997
                                                         ---------        ---------        ---------        ---------
  Cost of revenue ................................       $       4        $      16        $      24        $      --
  Marketing, sales and service ...................             381              670              265               --
  General and administrative .....................             922            2,673              745               --
  Product development ............................              69              226              165               --
                                                         ---------        ---------        ---------        ---------
    Total amortization of deferred
      compensation ...............................       $   1,376        $   3,585        $   1,199        $      --
                                                         =========        =========        =========        =========


                                                                                 DECEMBER 31,
                                                         ------------------------------------------------------------
                                                           2000              1999            1998              1997
                                                         ---------        ---------        ---------        ---------
                                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents, short-term investments,
  long-term investments and
  restricted investments .........................       $  60,537        $ 110,255        $  16,357        $      87
Working capital ..................................          52,956           95,165           15,215               18
Total assets .....................................         121,413          129,512           19,969              214
Long-term capital lease obligations ..............              78              768              183               --
Total stockholders' equity .......................       $  88,095        $ 112,774        $  16,397        $     123

(a) See Note 1 of Notes to the Financial Statements for an explanation of the determination of the number of shares used in computing per share data for the years ended December 31, 2000, 1999, 1998 and for the period from inception to December 31, 1997 .

QUARTERLY RESULTS OF OPERATIONS

        The following table sets forth certain unaudited consolidated quarterly statement of operations data for the eight quarters ended December 31, 2000. These unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown, except for the write-off of approximately $7.6 million of in-process research and development associated with GoTo's acquisition of Cadabra in the first quarter of 2000, other income of approximately $21.5 million from the settlement on GoTo's trademark infringement lawsuit against The Walt Disney Company in the second quarter of 2000 and an impairment of intangible assets of approximately $309.3 million in the fourth quarter of 2000. The consolidated quarterly data should be read in conjunction with our audited consolidated financial statements and the notes to such statements appearing elsewhere in this report. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.


                                                                                               FOR THE THREE MONTHS ENDED
                                                                                        ------------------------------------------
                                                     DECEMBER 31,    SEPTEMBER 30,      JUNE 30,      MARCH 31,       DECEMBER 31,
                                                        2000             2000            2000           2000             1999
                                                     ------------    -------------      --------      ---------       ------------
                                                                                                    (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
  Revenue .........................................   $  39,776       $  25,050       $  21,011       $  17,215       $  13,298
  Gross profit ....................................      35,395          21,740          18,198          14,610          11,327
  Operating expenses:
    Marketing, sales and service ..................      38,765          21,185          18,267          16,314          14,250
    General and administrative ....................      10,464           9,012           8,055           6,267           4,366
    Product development ...........................       3,526           3,534           4,262           2,201           1,035
    Amortization of deferred
      compensation ................................         265             311             375             425             599
    Write-off of acquired in-process research
      and development .............................          --              --              --           7,550              --
    Amortization of intangible assets .............      35,667          35,401          30,578          13,954              --
    Impairment of intangible assets ...............     309,253              --              --              --              --
                                                      ---------       ---------       ---------       ---------       ---------
                                                        397,940          69,443          61,537          46,711          20,250
                                                      ---------       ---------       ---------       ---------       ---------
  Loss from operations ............................    (362,545)        (47,703)        (43,339)        (32,101)         (8,923)

    Interest income, net ..........................       1,159           1,592           1,511           1,547           1,644
    Other income (expense), net ...................        (306)              8          21,512              45              40
                                                      ---------       ---------       ---------       ---------       ---------
  Loss before provision for income taxes ..........    (361,692)        (46,103)        (20,316)        (30,509)         (7,239)

  Provision for income taxes ......................           1              --              --              --               1
                                                      ---------       ---------       ---------       ---------       ---------
  Net loss ........................................   $(361,693)      $ (46,103)      $ (20,316)      $ (30,509)      $  (7,240)
                                                      =========       =========       =========       =========       =========

  Pro forma net loss per share ....................   $   (7.27)      $   (0.94)      $   (0.42)      $   (0.67)      $   (0.17)
                                                      =========       =========       =========       =========       =========

  Historical basic and diluted net
    loss per share ................................   $   (7.27)      $   (0.94)      $   (0.42)      $   (0.67)      $   (0.17)
                                                      =========       =========       =========       =========       =========

  Weighted average shares used to
    compute pro forma net loss per
    share .........................................      49,768          48,998          48,007          45,323          43,263

  Weighted average shares used to
    compute historical basic and
    diluted net loss per share ....................      49,768          48,998          48,007          45,323          43,263

  If deferred compensation were allocated to expense
    categories, it would be allocated as follows:
  Cost of revenue .................................   $      --       $       1       $       1       $       2       $       2
  Marketing, sales and service ....................          63              67             148             103             126
  General and administrative ......................         189             224             214             295             439
  Product development .............................          13              19              12              25              32
                                                      ---------       ---------       ---------       ---------       ---------
    Total amortization of deferred
      compensation ................................   $     265       $     311       $     375       $     425       $     599
                                                      =========       =========       =========       =========       =========


                                                       SEPTEMBER 30,     JUNE 30,       MARCH 31,
                                                          1999            1999            1999
                                                       -------------     --------       ---------

STATEMENT OF OPERATIONS DATA:
  Revenue .........................................     $   8,428       $   3,632       $   1,451
  Gross profit ....................................         6,488           2,287             494
  Operating expenses:
    Marketing, sales and service ..................         9,852           5,743           4,614
    General and administrative ....................         4,122           2,424           1,555
    Product development ...........................         1,155             979             520
    Amortization of deferred
      compensation ................................           586           1,103           1,297
    Write-off of acquired in-process research
      and development .............................            --              --              --
    Amortization of intangible assets .............            --              --              --
    Impairment of intangible assets ...............            --              --              --
                                                        ---------       ---------       ---------
  Total operating expenses ........................        15,715          10,249           7,986
                                                        ---------       ---------       ---------
  Loss from operations ............................        (9,227)         (7,962)         (7,492)

    Interest income, net ..........................         1,605             396             132
    Other income (expense), net ...................            --             526              --
                                                        ---------       ---------       ---------
  Loss before provision for income taxes ..........        (7,622)         (7,040)         (7,360)
                                                                                        ---------
  Provision for income taxes ......................            --              --              --
                                                        ---------       ---------       ---------
  Net loss ........................................     $  (7,622)      $  (7,040)      $  (7,360)
                                                        =========       =========       =========

  Pro forma net loss per share ....................     $   (0.18)      $   (0.20)      $   (0.24)
                                                        =========       =========       =========

  Historical basic and diluted net
    loss per share ................................     $   (0.18)      $   (0.46)      $   (0.68)
                                                        =========       =========       =========

  Weighted average shares used to
    compute pro forma net loss per
    share .........................................        42,985          35,823          30,387

  Weighted average shares used to
    compute historical basic and
    diluted net loss per share ....................        42,985          15,264          10,894

  If deferred compensation were allocated to expense
    categories, it would be allocated as follows:
  Cost of revenue .................................     $       3       $       5       $       6
  Marketing, sales and service ....................           129             310             105
  General and administrative ......................           417             740           1,077
  Product development .............................            37              48             109
                                                        ---------       ---------       ---------
    Total amortization of deferred
      compensation ................................     $     586       $   1,103       $   1,297
                                                        =========       =========       =========

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

OVERVIEW

        GoTo operates an online marketplace that introduces consumers and businesses that search the Internet to advertisers who provide products, services and information. Advertisers participating in our marketplace include retail merchants, wholesale and service businesses and manufacturers. GoTo facilitates these introductions through our search service, which enables advertisers to bid in an ongoing auction for priority placement in our search results. Priority placement means that the search results appear on the page ranked in descending order of bid price, with the highest bidder's listing appearing first. Each advertiser pays GoTo the amount of its bid whenever a consumer clicks on the advertiser's listing in our search results. Advertisers pay GoTo for each click-through, so advertisers bid only on keywords relevant to the products, services or information that they offer. Because each advertiser chooses the bid amount and advertisement placement that is optimal for its business, we believe the GoTo marketplace provides advertisers with a cost-effective way to target consumers. Consumers access the GoTo search service primarily through our affiliates, a network of Web sites that have integrated GoTo's search service into their sites or that direct consumer traffic to our site. Consumers can also access GoTo's search service directly through GoTo's Web site.

        GoTo also operates an online comparison shopping service called "GoTo
(TM) Shopping." Currently, GoTo intends to exit the comparison shopping business, and accordingly we are evaluating strategic alternatives.

        GoTo also operates an online resource for merchants to place and manage their products with other auction sites or services, called "GoTo (TM) Auctions." Currently, GoTo is evaluating strategic alternatives for GoTo(TM) Auctions, including an equity partner or the possibility of a sale of this portion of our business.

        A large and growing number of consumers using the GoTo search service at our affiliates' Web sites across the Internet and at our Web site increases the incentive for advertisers to bid in the GoTo marketplace. In turn, a breadth of relevant advertiser links increases the value to consumers of using the GoTo search service. Consequently, we believe a large and active base of advertisers, consumers and affiliates in our marketplace can stimulate growth in bidding, searches and paid introductions. GoTo was incorporated in September 1997 and has a limited operating history. We launched a proof-of-concept version of our search service in the fiscal year ended December 31, 1997. Our Pay-for-Performance (TM) service was announced in February 1998, and following further proof-of-concept testing, was officially launched in June 1998. In October 2000, GoTo announced its intent to change its corporate name and expects to make such a change within 2001. GoTo has devoted significant resources to launching and expanding its search service, including developing an infrastructure and building a management team. GoTo's losses for the years ended December 31, 2000, 1999 and 1998 were approximately $458.6 million, $29.3 million and $14.0 million, respectively. Those losses include non cash amortization of goodwill and intangible assets associated with our acquisitions of Cadabra and AuctionRover and the acquisition of the assets of SearchUP, representing approximately $76.7 million, $38.6 million and $267,000, respectively, and the impairment write down of goodwill in 2000 for Cadabra and AuctionRover of approximately $174.3 million and $135.0 million, respectively.

        A significant component of our expenses consists of costs incurred to attract consumers to our service through GoTo's affiliate network. We expect to continue to rely upon these sources for a significant proportion of consumer searches conducted on our service. Our future success is dependent upon increasing the revenue we derive from this traffic.

Acquisitions

        On January 31, 2000, GoTo acquired Cadabra, an online comparison shopping service. Pursuant to the Agreement and Plan of Reorganization, GoTo acquired all of the outstanding shares of capital stock and assumed all outstanding options to acquire shares of capital stock of Cadabra, for $8.0 million in cash and 3,283,672 shares of GoTo common stock, including 214,833 shares to be issued upon the exercise of options assumed by GoTo. The acquisition was accounted for as a purchase. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values as determined by GoTo at the date of the acquisition. The operations of Cadabra have been included in our results of operations since the date of the acquisition. The total purchase price of the acquisition was approximately $263.1 million and consisted of cash of $8.0 million; GoTo common stock of $252.5 million valued at the closing price of GoTo's common stock on the date the exchange ratio was set, net of expected proceeds from the exercise of Cadabra stock options assumed by GoTo; and acquisition costs of $2.6 million, primarily for investment banking, legal and accounting costs. Of the purchase price, $7.6 million was assigned to in-process research and development which was expensed immediately following the consummation of the acquisition, $6.0 million was assigned to the value of purchased technology and other intangibles and will be amortized on a straight-line basis over three years and $ million was allocated to the net tangible assets. The excess purchase price over the estimated fair value of the assets acquired and liabilities assumed was allocated to goodwill in the amount of $245.1 million and was scheduled to be amortized on a straight-line basis over three years. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121), in the fourth quarter of the year ended December 31, 2000 GoTo recorded an impairment charge on the goodwill and intangible assets from the acquisition of Cadabra of the entire remaining balance of goodwill and intangible assets, which was approximately $174.3 million.

        On May 3, 2000, GoTo acquired AuctionRover, an online resource for auctions. Pursuant to the Agreement and Plan of Reorganization, GoTo acquired all of the outstanding shares of capital stock and assumed all outstanding options to acquire shares of capital stock of AuctionRover for 3,470,588 shares of GoTo common stock, including 521,408 shares to be issued upon the exercise of options assumed by GoTo. Based on the price of GoTo common stock on the date the exchange ratio was set, the purchase price was valued at approximately $174.2 million, which consisted of GoTo common stock of $173.7 million, net of expected proceeds from the exercise of stock options assumed by GoTo and including acquisition costs of approximately $500,000 for legal and accounting services. The purchase price was determined by arms-length negotiations between the parties. Timothy Draper, a former director of GoTo, is affiliated with certain entities that were principal stockholders of AuctionRover. Of the purchase price, $6.7 million was assigned to the value of purchased technology and other intangible assets and was to be amortized on a straight-line basis over three years and $600,000 was allocated to the net tangible assets. The excess purchase price over the estimated fair value of the assets acquired and liabilities assumed has been allocated to goodwill in the amount of $167.0 million and was scheduled to be amortized on a straight-line basis over three years. In accordance with SFAS 121, in the fourth quarter of the year ended December 31, 2000 GoTo recorded an impairment charge on the goodwill and intangible assets from the acquisition of AuctionRover of the entire remaining balance of goodwill and intangible assets, which was approximately $135.0 million.

        On October 25, 2000, GoTo acquired substantially all the assets of SearchUP, which did not have significant business operations. Pursuant to the Asset Purchase Agreement, GoTo acquired SearchUP's operational Web site, registered URLs, trademarks and patent on its URL Position Manager. The acquisition was accounted for as a purchase. The total consideration for the assets consisted of 261,255 shares of GoTo common stock, valued at approximately $3.5 million, as determined by the closing price of GoTo's common stock on the purchase date. GoTo allocated the purchase price to the intangible assets acquired based on their estimated fair values as determined by GoTo. It is anticipated that such amounts will be amortized on a straight-line basis over three years.

International Expansion

        We launched our service in the United Kingdom in November 2000. Our international expansion will require continued investment, and we expect to incur significant costs to build internal infrastructure and grow our advertiser and affiliate bases overseas. Therefore, in order to scale and expand more rapidly, our strategy is to align with partners that may provide key distribution channels for our products as well as additional financing. Once such a deal is consummated, GoTo will then evaluate entering into other foreign markets. At this stage, the structure of potential partnerships is not known, but it is intended that any partner will take an equity position in GoTo's international venture, which could potentially reduce the start-up losses that we would record. The results of our international operations are consolidated and, if appropriate partnerships with terms acceptable to us are not obtained, we will continue to consolidate all of the results from our international operations.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

                                                                       YEAR ENDED DECEMBER 31,
                                                                    ----------------------------
                                                                      2000                1999
                                                                    ---------          ---------
                                                                            (IN THOUSANDS)
               Revenue ....................................         $ 103,052          $  26,809
               Cost of revenue ............................            13,109              6,213
                                                                    ---------          ---------
               Gross profit ...............................            89,943             20,596

               Operating expenses:
                 Marketing, sales and service .............            94,531             34,459
                 General and administrative ...............            33,798             12,467
                 Product development ......................            13,523              3,689
                 Amortization of deferred compensation ....             1,376              3,585
                 Write-off acquired in-process research and
                   development ............................             7,550                 --
                 Amortization of intangible assets ........           115,600                 --
                 Impairment of intangible assets ..........           309,253                 --
                                                                    ---------          ---------
                                                                      575,631             54,200
                                                                    ---------          ---------
               Loss from operations .......................          (485,688)           (33,604)
                 Interest income, net .....................             5,809              3,777
                 Other income .............................            21,259                566
                                                                    ---------          ---------
               Loss before provision for income taxes .....          (458,620)           (29,261)
               Provision for income taxes .................                 1                  1
                                                                    ---------          ---------
               Net loss ...................................         $(458,621)         $ (29,262)
                                                                    =========          =========

        Revenue. Revenue is generated primarily through paid introductions, that is, the number of click throughs that users make on advertiser's listings. Revenue is recognized when earned based on click-through activity to the extent that the advertiser has deposited sufficient funds with us or collection is probable. Revenue also consists of banner advertising, which constitutes less than 10 percent of our revenue for the year ended December 31, 2000. GoTo has no barter transactions. Banner advertisement revenue is recognized when earned under the terms of the contractual arrangement with the advertiser or advertising agency, provided that collection is probable.

        The number of paid introductions for each of the last ten fiscal quarters is as follows:


               NUMBER OF PAID INTRODUCTIONS                       FOR THE QUARTER ENDED
               ----------------------------                       ---------------------
               228 million ....................                   December 31 ,2000
               114 million ....................                   September 30, 2000
                93 million ....................                   June 30, 2000
                88 million ....................                   March 31, 2000
                73 million ....................                   December 31, 1999
                54 million ....................                   September 30, 1999
                31 million ....................                   June 30, 1999
                15 million ....................                   March 31, 1999
                 7 million ....................                   December 31, 1998
                 2 million ....................                   September 30, 1998

        The average price per paid introduction results from advertisers' online bidding for priority placement in the search results. The average price per paid introduction for each of the last ten fiscal quarters is as follows:

               AVERAGE PRICE PER PAID INTRODUCTION                   FOR THE QUARTER ENDED
               -----------------------------------                   ---------------------
               $0.17 ......................................          December 31, 2000
                0.21 ......................................          September 30, 2000
                0.21 ......................................          June 30, 2000
                0.19 ......................................          March 31, 2000
                0.17 ......................................          December 31, 1999
                0.14 ......................................          September 30, 1999
                0.11 ......................................          June 30, 1999
                0.08 ......................................          March 31, 1999
                0.05 ......................................          December 31, 1998
               $0.03 ......................................          September 30, 1998

        Average price per paid introduction decreased from the quarter ended September 30, 2000 to the quarter ended December 31, 2000. We believe this was primarily due to increased traffic at our site, which doubled during the quarter, as a result of the recent deals signed with AOL, Terra Lycos, and AltaVista. The rapid increase in traffic that resulted primarily from these deals caused advertisers who bid on GoTo's top 3 to 5 listings to spend their allocated budget more quickly than previously. Because the AOL, Terra Lycos and AltaVista implementations serve GoTo's top 3 to 5 listings, advertisers with listings in these positions received traffic more quickly than prior to GoTo entering into these agreements. As these advertisers' budgets were depleted, the listings with lower bids rose higher in the search results even though the advertiser in the lower bid positions did not increase their bid. GoTo believes that continued growth in advertisers and increased pay for performance advertising budgets will promote competition and allow our average price per paid introduction to stabilize or grow over the next year. We believe that after our large increase in traffic, we may experience a drop in the average price per paid introduction and may subsequently experience a recovery period in which the price may continue to drop slightly or be flat for a period of time. There is evidence that advertisers are increasing their budgets with GoTo, since the average spend per advertiser in the quarter ended September 30, 2000 was $810 and rose to $1,120 in the quarter ended December 31, 2000. Second, to a lesser extent, the softness in the online advertising market has resulted in lower bids and, as a result, a lower average price per paid introduction.

        We believe the quarterly number of paid introductions and average price per paid introduction listed above are not necessarily indicative of future results and that the periods prior to the three-month period ended September 30, 1998 are not relevant because our service was only in its initial stage. It is difficult to forecast the future growth of the average price per paid introduction, as advertisers, rather than GoTo, determine the price paid. We do not anticipate our historical revenue growth rate to continue. Our growth rate and results depend on our ability to continue to increase the number of advertisers who use our service, the amount our advertisers spend on our service and the number of consumers who use our service. We anticipate these variables to fluctuate, affecting our growth rate and results.

        Revenue was approximately $103.1 million for the year ended December 31, 2000 compared to approximately $26.8 million for the year ended December 31, 1999. The increase was the result of continued growth of our marketplace and the corresponding participants, our advertisers and the number of consumers using our product. We do not anticipate our historical revenue growth rate to continue as a percentage of growth as expressed on a year-to-year basis.

        Our growth is dependent on obtaining additional traffic and increasing the average price per paid introduction. During the year ended December 31, 2000, approximately 20% of GoTo's total traffic came from portals (AOL, Terra Lycos and AltaVista), and approximately 15% of the total traffic came from the browsers (Microsoft Internet Explorer and Netscape), and approximately 60% of the total traffic came from other affiliates. In August 2000, GoTo and AOL entered into a 19-month distribution agreement under which AOL displays GoTo's listings on the search results pages of AOL, AOL.com and Netscape's Netcenter. In November 2000, GoTo and Terra Lycos entered into a three-year distribution agreement under which GoTo's listings were added to Lycos.com and HotBot search results. In November 2000, GoTo and AltaVista entered into an 18-month distribution agreement under which GoTo provides AltaVista's search service users with GoTo's listings on select search results pages of AltaVista. We recently extended our existing agreement with Microsoft for an additional year, which will allow for continued traffic from their Internet Explorer 4 and Internet Explorer 5 browsers. Microsoft delivered a diminishing level of traffic to us in 2000 compared to 1999, and we anticipate that we eventually will receive no traffic from Internet Explorer 4 and Internet Explorer 5. Our agreement with Netscape was renewed in July of 2000 and will expire on June 30, 2001. Even though we currently anticipate growth in traffic from existing and new affiliates, we must renew our affiliate agreements or replace this traffic with other sources and grow our advertising base; otherwise, our revenue may be materially, adversely affected.

        Cost of Revenue. Cost of revenue consists primarily of costs associated with serving our search results, maintaining our Web site and fees paid to outside service providers that provide and manage our unpaid listings. Costs associated with serving our search results and maintaining our Web site include depreciation of Web site equipment, co-location charges for our Web site equipment, software license fees and salaries of related personnel. Cost of revenue was approximately $13.1 million for the year ended December 31, 2000 compared to approximately $6.2 million for the year ended December 31, 1999. The increase was primarily due to the increased database and hardware capacity requirements, an increase in the number of personnel required to support our Web site and increased fees paid to outside service providers. We anticipate cost of revenue to continue to increase as our traffic and number of advertisers increase.

        Marketing, Sales and Service. Marketing, sales and service expenses consist primarily of our payments to affiliates, advertising and promotional expenditures, and payroll and related expenses for personnel engaged in marketing, customer service and sales functions. Marketing, sales and service expenses were approximately $94.5 million for the year ended December 31, 2000 compared to approximately $34.5 million for the year ended December 31, 1999. The increase was primarily due to increased distribution of our search service, and the hiring of additional personnel for marketing, sales and service functions. We believe that continued investment in marketing, sales and service and in the increased distribution of our search services, which includes our recent agreements with AOL, AltaVista and Terra Lycos are critical to attaining our strategic objectives and, as a result, expect these costs to continue to increase in the future. In August 2000, we entered into a 19-month distribution agreement under which AOL displays GoTo's listings on the search results page of AOL, AOL.com and Netscape's Netcenter. The agreement calls for a guaranteed payment by GoTo of $50 million over the term of the agreement. In November 2000, we entered a three-year distribution agreement under which our Premium Listings keyword search service has been added to Lycos.com and HotBot search results. Also in November 2000, we entered into an 18-month distribution agreement under which we provide AltaVista's search service users with GoTo's Premium Listings on select search results pages of AltaVista. Costs associated with payments to affiliates were $66.4 million for the year ended December 31, 2000, compared to $14.3 million year ended December 31, 1999.

        General and Administrative. General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel; facilities; professional services, including legal; insurance and other general corporate expenses. General and administrative expenses were approximately $33.8 million for the year ended December 31, 2000 compared to approximately $12.5 million for the year ended December 31, 1999. The increase was the result of increased headcount and related expenses, including facilities and increased personnel-related insurance costs, as well as increased professional services. We expect general and administrative expenses to continue to increase as we incur additional costs related to the growth of our business.

        Product Development. Product development expenses consist primarily of payroll and related expenses for personnel responsible for development of features and functionality for our service, as well as costs incurred in the preliminary project and post-implementation stage of computer software developed for internal use. Product development expenses were approximately $13.5 million for the year ended December 31, 2000 compared to approximately $3.7 million for the year ended December 31, 1999. The increase was a result of increased staffing and associated costs relating to enhancing features and functionality to our Web site and search service. The increase was offset by the capitalization of software under Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" of approximately $4.7 million, which we began amortizing in the third quarter of 2000. We believe our continued investment in product development is critical to attaining our strategic objectives and, as a result, expect product development expenses to continue to increase in the future.

        Amortization of Deferred Compensation. Certain stock options granted from the inception of GoTo through our initial public offering have been considered to be compensatory for financial accounting purposes. Total compensation resulting from these stock options amounted to approximately $7.3 million. This amount represents the difference between the exercise price of the stock options and the deemed fair value of our common stock at the time of the grants or issuances, adjusted for the return of unvested options or the repurchase of restricted stock resulting from employee terminations. Compensation associated with these stock options is amortized and expensed over the applicable vesting periods using a graded methodology. Approximately $1.4 million and $3.6 million were amortized and charged to operations for the years ended December 31, 2000 and 1999, respectively.

        During the fourth quarter of 2000 and in accordance with SFAS 121, management identified certain conditions as indicators of asset impairment on the net assets from the acquisitions of Cadabra and AuctionRover. These indicators included:

        1. The significant decline in the valuations of public companies operating in the Internet space.

        2. Management's re-evaluation of its strategies and fit for these business lines.

        3. A significant decrease in the stock price of GoTo compared to the purchase price of these acquisitions.

        4. Management's decision to decrease its investment in these business lines.

        In accordance with SFAS 121, an impairment loss should be measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. The estimate of fair value shall consider selling prices or fair values for similar assets and the results of valuation techniques (e.g., discounted cash flows) as well as other strategic and market factors to the extent available in the circumstances. Management has estimated the fair value of the net assets acquired, based on discounted future cash flows as well as strategic and market factors, to be below the carrying values of goodwill and intangible assets. Accordingly, GoTo took a charge to operations during the fourth quarter of 2000 for approximately $309.3 million, to write down these assets. An additional factor considered by management was the difficulty in estimating future cash flows for the comparison-shopping business line and the Internet auctions business line because they are still in their infancy. It is possible that the ultimate realizability of the assets of these business lines could differ from these estimates in the near term.

        Currently GoTo intends to exit the comparison shopping business and accordingly GoTo is evaluating strategic alternatives. GoTo is also currently evaluating strategic alternatives for GoTo(TM) Auctions, including an equity partner or the possibility of a sale of this portion of our business.

        Interest Income. Interest income consists primarily of earnings on our cash, cash equivalents and short-term and long-term investments, net of interest expense attributable to leased equipment and debt. Interest income, net was approximately $5.8 million for the year ended December 31, 2000 compared to approximately $3.8 million for the year ended December 31, 1999. The increase was primarily due to GoTo's holding the initial public offering proceeds for the entire year of 2000 versus partial year in 1999, together with the $21.5 million settlement paid by the Walt Disney Company to GoTo in settlement of trademark litigation, offset by the declining balance of cash and investments.

        Other Income. Other income consists primarily of the settlement of litigation with The Walt Disney Company. Other income was approximately $21.3 million for the year ended December 31, 2000 compared to approximately $566,000 for the year ended December 31, 1999. The increase was primarily due to the settlement of litigation with Disney, pursuant to which Disney paid GoTo $21.5 million.


YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998


                                                                                   YEAR ENDED DECEMBER 31,
                                                                               --------------------------------
                                                                                 1999                    1998
                                                                               --------                --------
                                                                                         (IN THOUSANDS)
               Revenue .........................................               $ 26,809                $    822
               Cost of revenue .................................                  6,213                   1,429
                                                                               --------                --------
               Gross profit (loss) .............................                 20,596                    (607)

               Operating expenses:
                 Marketing, sales and service ..................                 34,459                   9,645
                 General and administrative ....................                 12,467                   1,655
                 Product development ...........................                  3,689                   1,232
                 Amortization of deferred compensation .........                  3,585                   1,199
                                                                               --------                --------
                                                                                 54,200                  13,731
                                                                               --------                --------
               Loss from operations ............................                (33,604)                (14,338)
                 Interest income, net ..........................                  3,777                     316
                 Other income ..................................                    566                      --
                                                                               --------                --------
               Loss before provision for income taxes ..........                (29,261)                (14,022)
               Provision for income taxes ......................                      1                       1
                                                                               --------                --------
               Net loss ........................................               $(29,262)               $(14,023)
                                                                               ========                ========

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

LIQUIDITY AND CAPITAL RESOURCES

        Net cash used in operating activities totaled approximately $30.4 million and $16.9 million for the years ended December 31, 2000 and 1999, respectively. The increase was due primarily to the rapid growth and increased size and scope of operations. Net cash provided by investing activities totaled approximately $30.2 million and net cash used in investing activities totaled approximately $110.0 million for the years ended December 31, 2000 and 1999, respectively. The change resulted from purchases of short-term and long-term investments in 1999, which were sold in 2000, and additional capital expenditures for properties and equipment. Net cash provided by financing activities totaled approximately $1.3 million and $122.4 million for the years ended December 31, 2000 and 1999, respectively. The decrease was due primarily to the issuance of common stock through our initial public offering and the issuance of preferred stock in 1999.

        On January 31, 2000, GoTo acquired Cadabra, an online comparison shopping service, which provides consumers the ability to locate their desired products by automating product comparison across multiple attributes. Pursuant to the Agreement and Plan of Reorganization, GoTo acquired all of the outstanding shares of capital stock and assumed all outstanding options to acquire shares of capital stock of Cadabra, for $8.0 million in cash and 3,283,672 shares of GoTo common stock.

        On May 3, 2000, GoTo acquired AuctionRover, an online resource for auctions. Pursuant to the Agreement and Plan of Reorganization, GoTo acquired all the outstanding shares of capital stock and assumed all outstanding options to acquire shares of capital stock of AuctionRover for 3,470,588 shares of GoTo common stock.

        On October 25, 2000, GoTo acquired substantially all of the assets of SearchUP, Inc., which did not have significant business operations. Pursuant to the Asset Purchase Agreement, GoTo SearchUP's operational Web site, registered URLs, trademarks and patent on its URL Position Manager for 261,255 shares of GoTo common stock.

        Our principal sources of liquidity consisted of unrestricted cash, cash equivalents and short-term investments of approximately $55.0 million as of December 31, 2000 and approximately $105.3 million as of December 31, 1999. We believe that our cash and liquid investment reserves are sufficient to sustain operations through the next 12 months, however, unknown factors may require us to seek additional capital. Such unknown factors may include, among other things, competitive pressure, higher cost of intellectual capital, higher costs to accommodate increases in capacity and acquisitions. We are obligated to make guaranteed payments totaling approximately $38.8 million, $16.4 million and $12.3 million in 2001, 2002 and 2003, respectively, under contracts to provide search services to its affiliates

        We may seek additional capital through the issuance of debt or equity depending upon the results of operations, market conditions or unforeseen opportunities. Our future liquidity and capital requirements will depend upon numerous factors. The pace of expansion of our operations will affect our capital requirements. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of the factors described above. If we require additional capital resources, we may seek to sell additional equity or debt securities or obtain a bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all.

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

        -       ability to integrate acquisitions.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES.

        We have not achieved profitability. We expect to be profitable during the fourth quarter of 2001, but we may never become profitable should adverse events occur. We incurred a net loss of approximately $458.6 million and $29.3 million for the years ended December 31, 2000 and 1999, respectively, and as of December 31, 2000, we had an accumulated deficit of approximately $502.0 million.

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

        - our costs of attracting consumers to GoTo's services, including costs of receiving exposure on third-party Web sites and advertising costs;

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

        -       costs related to the integration of acquisitions;

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

WE DEPEND ON A LIMITED NUMBER OF SOURCES TO DIRECT CONSUMERS TO OUR SERVICE TO CONDUCT SEARCHES.

        The consumers who conduct searches on our service come from a limited number of sources. Our sources for consumers conducting searches are members of our affiliate network, including portals, such as AOL, Terra Lycos and AltaVista, providers of Internet browsers such as Netscape Communicator and Microsoft Internet Explorer, aggregators of search offerings of various providers, Internet Service Providers, such as Earthlink, and our Web site. In August 2000, we entered into a 19-month distribution agreement under which AOL will display GoTo's listings on the search results page of AOL, AOL.com and Netscape's Netcenter. We also recently entered into a one-year extension to an existing agreement with Microsoft Corporation for continued traffic from their Internet Explorer 4 and Internet Explorer 5 browsers. This source delivered a diminishing level of traffic to us in 2000 compared to 1999, and we expect that we will eventually receive no traffic from this source. In addition, our agreement with Netscape will expire on June 30, 2001. Although sources of consumer traffic to our service fluctuate, in any given month we typically depend upon one or a few of these sources for a significant majority of traffic and searches conducted on our service. For the quarter ended December 31, 2000, approximately 95% of all of GoTo's traffic came from our affiliates. Of GoTo's total traffic, approximately 20% of the total traffic came from portals, (AOL, Terra Lycos and AltaVista), approximately 15% of the total traffic came from the browsers, (Microsoft's Internet Explorer and Netscape), approximately 60% of the total traffic came from other affiliates, and the remaining 5% of the total traffic came directly to the GoTo Web site. GoTo's agreements with affiliates vary in duration and terms. There can be no assurance that we will be successful in renewing any of these agreements or entering into new distribution agreements on commercially acceptable terms.

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

WE CANNOT ASSURE YOU THAT OUR STOCK PRICE WILL NOT DECLINE OR WILL NOT BE EXTREMELY VOLATILE.

        The price of our common stock may decline or may be extremely volatile. Since our initial public offering in June 1999, the per share closing price of our common stock has ranged from a high of $114.50 as of November 15, 1999 to a low of $4.81 as of December 21, 2000. In addition, an active public market for GoTo's common stock may not continue.

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

        GoTo also competes with providers of Web directories, search, shopping, auction and information services, all of whom offer services competitive with GoTo, including, among others, AltaVista, Amazon.com, Inc., Ask Jeeves, Inc., CNET, Inc. (including mySimon Inc.), DealTime.com, eBay, Excite@Home, Inc. (including WebCrawler and Magellan), Google, Inc., Inktomi Corporation, LookSmart, Ltd., Microsoft Corporation (LinkExchange, Inc. and msn.com), NBCi, Terra Lycos, Inc. (including HotBot) and Yahoo! Inc. In addition, PRIMEDIA, which owns About.com, offers a product called Sprinks, which is a pay per click advertising service, and there are other companies that offer directly competing services as well.

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

A SIGNIFICANT PORTION OF OUR REVENUE IS CONCENTRATED AMONG A LIMITED NUMBER OF ADVERTISERS.

        If our major advertisers were to substantially cut back advertising or stop using our services, our business would be seriously harmed. A majority of our total revenue is derived from a small proportion of our advertisers. We believe that a substantial amount of revenue from advertising sales in any given future period may come from a relatively small number of advertisers. We do not have formal contractual relationships with many of our advertisers and when we do have contracts all are terminable at any time by the advertiser. As a result, we cannot assure you that any of our advertisers will purchase advertising from us in the future.

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

WE FACE THE RISKS OF SYSTEM FAILURES.

        We currently do not have a disaster recovery plan in effect and do not have fully redundant systems for our services at an alternate site. A disaster such as fire, flood, earthquake, power loss, telecommunications failure, break-in, sabotage or a similar event could severely damage our business and results of operations because our services could be interrupted for an indeterminate length of time. Our operations depend upon our ability to maintain and protect our computer systems, which are located in Pasadena, California and at five offsite locations. These offsite locations are managed by third parties. They are managed by:

         GlobalCenter, in Sunnyvale, California

         Qwest Communications International, Inc., in Burbank, California

         Cable and Wireless USA, Inc., in Reston, Virginia

         ESAT Net, in Dublin, Ireland

         Colo.com, in Las Vegas, Nevada (expected opening in second quarter of 2001.)

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

WE RELY ON A CONTINUOUS POWER SUPPLY TO CONDUCT OUR OPERATIONS, AND CALIFORNIA'S CURRENT ENERGY CRISIS COULD DISRUPT OUR OPERATIONS AND INCREASE OUR EXPENSES.

        California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. Our computer systems are supplied primary power by the local power company. In addition, the systems are connected to battery backup and diesel generators. These alternative sources of power are provided by our hosting provider and are subject to their upkeep and maintenance. Our current insurance does not provide coverage for any damages our customers or we may suffer as a result of any interruption in our power supply. If blackouts interrupt our third party power supply, we would be temporarily unable to continue operations at our affected facilities. Any such interruption in our ability to continue operations at our facilities could damage our reputation and could result in lost revenue, which could have a material adverse effect on our business, operating results and financial condition.

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

WE MAY BE UNABLE TO EXECUTE OUR BUSINESS MODEL IN INTERNATIONAL MARKETS.

        One component of our strategy is to expand our operations into selected international markets. For example, we launched our service in the United Kingdom in November 2000. Our strategy is to align with partners that will accelerate the timing of expansion, provide key distribution channels for our products and provide additional financing. At this stage, the structure of potential partnerships is not known, but it is intended that the partners will take an equity position in our European entity, which may reduce the start-up losses that GoTo would incur. If appropriate partnerships with terms acceptable to us are not obtained, our share of international start-up costs may be higher. To date, we have only operated internationally in the United Kingdom, and we may be unable to execute our business model in this market or new markets. Further, foreign providers of competing online services may have a substantial advantage over us in attracting users in their country due to more established branding in that country, greater knowledge with respect to the cultural differences of users residing in that country and/or their focus on a single market. We expect to continue to experience higher costs as a percentage of revenues in connection with the development and maintenance of international online services. International markets we have selected may not develop at a rate that supports our level of investment. In particular, international markets typically have been slower than domestic markets in adopting the Internet as an advertising and commerce medium.

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

        On November 3, 2000 GoTo was served with a summons and complaint by MercExchange Inc.; alleging patent infringement relating to GoTo's online auction and shopping services. The action is pending in the U.S. District Court in the Eastern District of Virginia. GoTo is currently investigating the merits of this claim.

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

        We are aware that certain other companies are using or may have plans to use the terms "GoTo," "Go," "Go2" and variations of these terms as part of a company name, domain name, trademark or service mark. In addition, we have received notice from companies claiming superior rights to marks such as these. In particular, Go2 Systems, Inc. has recently threatened to file a claim against GoTo for violating its trademark rights. GoTo denies that it is violating Go2 Systems' rights. In the event a lawsuit is filed, GoTo will contest the claim vigorously. We cannot assure you that additional companies will not claim such superior rights or that we will not be subject to infringement claims. A successful infringement claim by the owner of a mark including "GoTo," "Go," "Go2" or a variation could require us to change our name or our logo, which would be expensive and disruptive to our business, and could result in damages. Further, despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our services, technology and other intellectual property, and we cannot be certain that the steps we have taken will prevent any misappropriation or confusion among consumers and advertisers.

        On October 26, 2000, GoTo announced its intent to change its corporate name and expects to make such a change within 2001. If the new name has a URL that belongs to a third party, that URL or other rights may be difficult to acquire and may delay our planned name change. There are also certain costs associated with the planned name change, which may increase depending on, among other things, the availability of the URL and other rights belonging to third parties.

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

WE MAY NOT FIND A STRATEGIC ALTERNATIVE FOR GOTO TM SHOPPING.

        We may not find a suitable exit strategy for the shopping business. If we are unable to find an acceptable strategic alternative, we will cease operations of this product line. If we were to terminate this product line we would incur additional costs such as severance charges.

WE MAY NOT FIND A STRATEGIC ALTERNATIVE FOR GOTO TM AUCTIONS.

        We may not find a suitable exit strategy for the auctions business. If we are unable to find an acceptable equity partner, we may cease operations of this product line. Any delays in finding a suitable exit strategy could adversely affect our operating results.

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

WE MAY LOSE PUBLIC RECOGNITION FROM OUR NAME CHANGE.

        In October 2000, we announced our intent to change our corporate name and expect to officially change our name by the middle of 2001. The possible loss of public recognition with our advertisers, consumers, affiliates and investors could adversely affect our operating results and our stock price.

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

FUTURE SALES OF OUR COMMON STOCK BY OUR STOCKHOLDERS MAY DEPRESS OUR STOCK
PRICE.

        If our stockholders sell substantial amounts of common stock in the public market, including shares issued upon the exercise of outstanding options, the market price of our common stock could fall. Up to approximately 52.6 million shares of common stock outstanding at December 31, 2000 may be available for sale in the public market, except for 2.5 million shares that are subject to repurchase by GoTo and transfer restrictions as a result of vesting agreements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        GoTo is exposed to the impact of interest rate changes and foreign currency fluctuations:

        GoTo's exposure to market rate risk for changes in interest rates relate primarily to GoTo's investment portfolio. GoTo has not used derivative financial instruments in its investment portfolio. GoTo invests its excess cash in high quality credit instruments, which are spread over many issuers. GoTo's investments are principally confined to cash equivalents and available-for-sale debt securities.

        International revenues from GoTo's foreign subsidiaries were less than 1% of total revenues in 2000. International sales are made from GoTo's United Kingdom operations and are denominated in the local currency. This subsidiary and our other foreign subsidiary in Ireland also incur most of its expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

        GoTo's international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, GoTo's future results could be materially adversely impacted by changes in these or other factors.

        GoTo's exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to GoTo's foreign sales subsidiaries. These intercompany accounts are denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. GoTo is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on GoTo in 2000 was not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See item 14 (A).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding the directors of GoTo is incorporated by reference to the sections entitled "Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the GoTo's Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the "Commission") within 120 days after the end of the Company's fiscal year ended December 31, 2000. Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption "Executive Officers of the Registrant" in Item 4 of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

        Information regarding executive compensation is incorporated by reference to the information set forth under the caption "Compensation of Executive Officers and Other Matters" in GoTo's Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with Commission within 120 days after the end of the Company's fiscal year ended December 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption "Principal Ownership of GoTo Common Stock" in GoTo's Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of GoTo's fiscal year ended December 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information regarding certain relationships and related transactions are incorporated by reference to the information set forth under the caption "Certain Transactions" in GoTo's Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of GoTo's fiscal year ended December 31, 2000.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1) INDEX TO FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS



Report of Independent Auditors ...............................               F-2

FINANCIAL STATEMENTS:
Consolidated Balance Sheets ..................................               F-3
Consolidated Statements of Operations ........................               F-4
Consolidated Statements of Stockholders' Equity ..............               F-5
Consolidated Statements of Cash Flows ........................               F-6
Notes to Consolidated Financial Statements ...................               F-7

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
GoTo.com, Inc.

        We have audited the accompanying consolidated balance sheets of GoTo.com, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GoTo.com, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                        /s/ ERNST & YOUNG LLP

Los Angeles, California
February 6, 2001

                                 GOTO.COM, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                             AS OF
                                                                           DECEMBER 31,
                                                                   ----------------------------
                                                                     2000                1999
                                                                   ---------          ---------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ..............................         $  12,986          $  11,914
  Short-term investments .................................            41,694             93,409
  Accounts receivable, net of allowance of $1,000 and $250
    for 2000 and 1999, respectively ......................             5,365              2,927
  Prepaid expenses and other .............................             1,970                851
  Prepaid marketing expenses .............................            23,605              2,034
                                                                   ---------          ---------
Total current assets .....................................            85,620            111,135

Property and equipment:
  Computer hardware ......................................            21,035              9,036
  Computer software ......................................            11,364              4,234
  Furniture and fixtures .................................             3,942              1,923
                                                                   ---------          ---------
                                                                      36,341             15,193
Accumulated depreciation and amortization ................           (10,265)            (2,490)
                                                                   ---------          ---------
                                                                      26,076             12,703

Intangible assets, net ...................................             3,234                 --
Restricted investments ...................................             5,564                 --
Long-term investments ....................................               293              4,932
Other assets .............................................               626                742
                                                                   ---------          ---------
Total assets .............................................         $ 121,413          $ 129,512
                                                                   =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable .......................................         $  23,284          $  11,910
  Accrued payroll expenses ...............................             2,491                976
  Accrued expenses .......................................             1,657                141
  Deferred revenue .......................................             4,441              2,058
  Current portion of debt ................................                --                131
  Current portion of capital lease obligations ...........               791                754
                                                                   ---------          ---------
Total current liabilities ................................            32,664             15,970

Other long-term liabilities ..............................               576                 --
Long-term capital lease obligations ......................                78                768
Commitments and contingencies

STOCKHOLDERS' EQUITY:
  Common stock, $0.0001 par value, and 200,000
    shares authorized as of December 31, 2000 and
    1999; shares issued and outstanding--52,566
    and 45,519 as of December 31, 2000 and 1999,
    respectively .........................................                 5                  5
  Additional paid-in capital .............................           591,239            158,799
  Deferred compensation, net .............................            (1,128)            (2,584)
  Accumulated deficit ....................................          (502,026)           (43,405)
  Accumulated other comprehensive income (loss) ..........                 5                (41)
                                                                   ---------          ---------
Total stockholders' equity ...............................            88,095            112,774
                                                                   ---------          ---------
Total liabilities and stockholders' equity ...............         $ 121,413          $ 129,512
                                                                   =========          =========


The accompanying notes are an integral part of the consolidated financial statements.

                                 GOTO.COM, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                               YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------------------
                                                                    2000               1999                1998
                                                                  ---------          ---------          ---------
Revenue .................................................         $ 103,052          $  26,809          $     822
Cost of revenue .........................................            13,109              6,213              1,429
                                                                  ---------          ---------          ---------
Gross profit (loss) .....................................            89,943             20,596               (607)

Operating expenses:
  Marketing, sales and service ..........................            94,531             34,459              9,645
  General and administrative ............................            33,798             12,467              1,655
  Product development ...................................            13,523              3,689              1,232
  Amortization of deferred compensation .................             1,376              3,585              1,199
  Write-off of acquired in-process research
     and development ....................................             7,550                 --                 --
  Amortization of intangible assets .....................           115,600                 --                 --
  Impairment of intangible assets .......................           309,253                 --                 --
                                                                  ---------          ---------          ---------
                                                                    575,631             54,200             13,731
                                                                  ---------          ---------          ---------
Loss from operations ....................................          (485,688)           (33,604)           (14,338)
Other income:
  Interest income, net ..................................             5,809              3,777                316
  Other income ..........................................            21,259                566                 --
                                                                  ---------          ---------          ---------
Loss before provision for income taxes ..................          (458,620)           (29,261)           (14,022)
Provision for income taxes ..............................                 1                  1                  1
                                                                  ---------          ---------          ---------
Net loss ................................................         $(458,621)         $ (29,262)         $ (14,023)
                                                                  =========          =========          =========

Pro forma net loss per share ............................         $   (9.54)         $   (0.77)         $   (0.75)
Historical basic and diluted net loss per share .........         $   (9.54)         $   (1.04)         $   (1.36)
Weighted average shares used to compute pro forma net
  loss per share ........................................            48,065             38,219             18,714
Weighted average shares used to compute historical basic
  and diluted net loss per share ........................            48,065             28,207             10,296


If deferred compensation were allocated
   to expense categories, it would be
   allocated as follows:
                                                                    2000               1999               1998
                                                                  ---------          ---------          ---------
  Cost of revenue .......................................         $       4          $      16          $      24
  Marketing, sales and service ..........................               381                670                265
  General and administrative ............................               922              2,673                745
  Product development ...................................                69                226                165
                                                                  ---------          ---------          ---------
    Total amortization of deferred compensation .........         $   1,376          $   3,585          $   1,199
                                                                  =========          =========          =========

The accompanying notes are an integral part of the consolidated financial statements.

                                 GOTO.COM, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                      SERIES A                   SERIES B AND C                  SERIES D
                                                     CONVERTIBLE                  CONVERTIBLE                   CONVERTIBLE
                                                    PREFERRED STOCK             PREFERRED STOCK               PREFERRED STOCK
                                                 -----------------------     -----------------------     -----------------------
                                                  SHARES        AMOUNT         SHARES        AMOUNT        SHARES        AMOUNT
                                                 ---------     ---------     ---------     ---------     ---------     ---------
BALANCE AT DECEMBER 31, 1997 ................           --     $      --            --     $      --            --     $      --
 Issuance of common stock for cash and
   services .................................           --            --            --            --            --            --
 Issuance of series A convertible
   preferred stock ..........................          471           212            --            --            --            --
 Issuance of series B convertible
   preferred stock and capital
   contribution .............................           --            --         8,312         6,281            --            --
 Issuance of series C convertible
   preferred stock ..........................           --            --        10,710        22,152            --            --
 Issuance of warrants for services ..........           --            --            --            --            --            --
 Stock option compensation ..................           --            --            --            --            --            --
 Amortization of deferred compensation ......           --            --            --            --            --            --
 Net loss ...................................           --            --            --            --            --            --
                                                 ---------     ---------     ---------     ---------     ---------     ---------
BALANCE AT DECEMBER 31, 1998 ................          471           212        19,022        28,433            --            --
 Issuance of common stock, net of
   issuance costs of $8,655 .................           --            --            --            --            --            --
 Issuance of series D convertible
   preferred stock ..........................           --            --            --            --         3,628        24,969
 Conversion of preferred stock to
   common stock .............................         (471)         (212)      (19,022)      (28,433)       (3,628)      (24,969)
 Exercise of common stock options and
   warrants, net of repurchases .............           --            --            --            --            --            --
 Issuance of warrants and options for
   services .................................           --            --            --            --            --            --
 Stock option compensation ..................           --            --            --            --            --            --
 Amortization of deferred compensation ......           --            --            --            --            --            --
 Unrealized losses on short-term and
   long-term investments ....................           --            --            --            --            --            --
 Net loss ...................................           --            --            --            --            --            --
                                                 ---------     ---------     ---------     ---------     ---------     ---------
BALANCE AT DECEMBER 31, 1999 ................           --            --            --            --            --            --
 Exercise of common stock, net of repurchases
    and issuance of common stock pursuant to
    Employee Stock Purchase Plan ............           --            --            --            --            --            --
 Issuance of common stock for acquisitions ..           --            --            --            --            --            --
 Amortization of deferred compensation ......           --            --            --            --            --            --
 Unrealized losses on short-term and
   long-term investments ....................           --            --            --            --            --            --
 Cumulative translation adjustment ..........           --            --            --            --            --            --
 Net loss ...................................           --            --            --            --            --            --
                                                 ---------     ---------     ---------     ---------     ---------     ---------
BALANCE AT DECEMBER 31, 2000 ................           --     $      --            --     $      --            --     $      --
                                                 =========     =========     =========     =========     =========     =========


                                                                                         ACCUMULATED
                                               COMMON STOCK      ADDITIONAL    DEFERRED     OTHER
                                          --------------------    PAID-IN       COMPEN-  COMPREHENSIVE  ACCUMULATED
                                           SHARES      AMOUNT     CAPITAL      SATION    INCOME (LOSS)    DEFICIT      TOTAL
                                         ---------   ---------   ---------    ---------  -------------  -----------  ---------
BALANCE AT DECEMBER 31, 1997 .........      10,017   $       1   $     242    $      --    $      --    $    (120)   $     123
 Issuance of common stock for cash and
   services ..........................         427          --         286           --           --           --          286
 Issuance of series A convertible
   preferred stock ...................          --          --          --           --           --           --          212
 Issuance of series B convertible
   preferred stock and capital
   contribution ......................          --          --          77           --           --           --        6,358
 Issuance of series C convertible
   preferred stock ...................          --          --          --           --           --           --       22,152
 Issuance of warrants for services ...          --          --          90           --           --           --           90
 Stock option compensation ...........          --          --       2,517       (2,517)          --           --           --
 Amortization of deferred compensation          --          --          --        1,199           --           --        1,199
 Net loss ............................          --          --          --           --           --      (14,023)     (14,023)
                                         ---------   ---------   ---------    ---------    ---------    ---------    ---------
BALANCE AT DECEMBER 31, 1998 .........      10,444           1       3,212       (1,318)          --      (14,143)      16,397
 Issuance of common stock, net of
   issuance costs of $8,655 ..........       6,900           1      94,834           --           --           --       94,835
 Issuance of series D convertible
   preferred stock ...................          --          --          --           --           --           --       24,969
 Conversion of preferred stock to
   common stock ......................      23,121           2      53,612           --           --           --           --
 Exercise of common stock options and
   warrants, net of repurchases ......       5,054           1       2,044           --           --           --        2,045
 Issuance of warrants and options for
   services ..........................          --          --         246           --           --           --          246
 Stock option compensation ...........          --          --       4,851       (4,851)          --           --           --
 Amortization of deferred compensation          --          --          --        3,585           --           --        3,585
 Unrealized losses on short-term and
   long-term investments .............          --          --          --           --          (41)          --          (41)
 Net loss ............................          --          --          --           --           --      (29,262)     (29,262)
                                         ---------   ---------   ---------    ---------    ---------    ---------    ---------
BALANCE AT DECEMBER 31, 1999 .........      45,519           5     158,799       (2,584)         (41)     (43,405)     112,774
 Exercise of common stock, net of
    repurchases and issuance of
    common stock pursuant to
    Employee Stock Purchase Plan .....         768          --       2,863           --           --           --        2,863
 Issuance of common stock
    for acquisitions .................       6,279          --     429,657           --           --           --      429,657
 Amortization of deferred compensation          --          --         (80)       1,456           --           --        1,376
 Unrealized losses on short-term and
   long-term investments .............          --          --          --           --           87           --           87
 Cumulative translation adjustment ...          --          --          --           --          (41)          --          (41)
 Net loss ............................          --          --          --           --           --     (458,621)    (458,621)
                                         ---------   ---------   ---------    ---------    ---------    ---------    ---------
BALANCE AT DECEMBER 31, 2000 .........      52,566   $       5   $ 591,239    $  (1,128)   $       5    $(502,026)   $ (88,095)
                                         =========   =========   =========    =========    =========    =========    =========


The accompanying notes are an integral part of the consolidated financial statements.

                                 GOTO.COM, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                  YEAR ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                 2000         1999        1998
                                                              ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ................................................   $(458,621)   $ (29,262)   $ (14,023)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
  Amortization of deferred compensation ...................       1,376        3,585        1,199
  Accretion of discounts from the purchase of
    short-term and long-term investments ..................      (1,357)      (1,990)          --
  Losses from disposition of property and equipment .......         351           --           --
  Other common stock and warrants .........................          --          246          370
  Depreciation and amortization ...........................       8,422        2,247          294
  Write-off of acquired in-process research and
    development............................................       7,550           --           --
  Amortization of intangible assets .......................     115,600           --           --
  Impairment of intangible assets .........................     309,359           --           --
  Changes in operating assets and liabilities:
    Accounts receivable ...................................      (2,415)      (2,571)        (334)
    Prepaid expenses and other ............................      (1,026)        (701)        (150)
    Prepaid marketing expenses ............................     (21,571)        (293)      (1,741)
    Accounts payable and accrued expenses .................       9,541        9,929        3,007
    Deferred revenues .....................................       2,383        1,877          181
                                                              ---------    ---------    ---------
  Net cash used in operating activities ...................     (30,408)     (16,933)     (11,197)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales/(purchases) of short-term and long-term
    investments, net ......................................      52,194      (96,392)      (1,554)
  Capital expenditures for property and equipment .........     (20,575)     (12,820)          --
  Net cash used in acquisition ............................        (863)          --           --
  Other assets ............................................        (596)        (745)          --
                                                              ---------    ---------    ---------
  Net cash provided by (used in) investing activities .....      30,160     (109,957)      (1,554)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of common stock, net .........       2,863       96,880            6
  Proceeds from the issuance of preferred stock, net ......          --       24,969       28,722
  Proceeds from lease line ................................          --        1,203          330
  Repayments under lease line .............................        (708)        (499)         (37)
  Repayment of debt .......................................        (835)        (106)          --
                                                              ---------    ---------    ---------
  Net cash provided by financing activities ...............       1,320      122,447       29,021

Net increase (decrease) in cash and cash equivalents ......       1,072       (4,443)      16,270
Cash and cash equivalents at beginning of period ..........      11,914       16,357           87
                                                              ---------    ---------    ---------
Cash and cash equivalents at end of period ................   $  12,986    $  11,914    $  16,357
                                                              =========    =========    =========

Cash paid during the period for:
  Income taxes ............................................   $       1    $       1    $       2
  Interest ................................................   $     178    $     214    $      11

Non-cash investing and financing activities:
  Issuance of common stock for acquisition of businesses ..   $ 422,106    $      --    $      --
  Acquired equipment under capital leases arrangements ....          --          525           --
  Acquired equipment under debt arrangement ...............   $      --    $     237    $      --


The accompanying notes are an integral part of the consolidated financial statements.

                                 GOTO.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SIGNIFICANT ACCOUNTING POLICIES

GENERAL

        GoTo.com, Inc. (the Company or GoTo) operates an online marketplace that introduces consumers and businesses that search the Internet to advertisers who provide products, services and information. Advertisers participating in our marketplace include retail merchants, wholesale and service businesses and manufacturers. GoTo facilitates these introductions through our search service, which enables advertisers to bid in an ongoing auction for priority placement in our search results. Priority placement means that the search results appear on the page ranked in descending order of bid price, with the highest bidder's listing appearing first. Each advertiser pays GoTo the amount of its bid whenever a consumer clicks on the advertiser's listing in our search results. Advertisers pay GoTo for each click-through, so advertisers bid only on keywords relevant to the products, services or information that they offer. Because each advertiser chooses the bid amount and advertisement placement that is optimal for its business, we believe the GoTo marketplace provides advertisers with a cost-effective way to target consumers. Consumers access the GoTo search service primarily through our affiliates, a network of Web sites that have integrated GoTo's search service into their sites or that direct consumer traffic to our site. Consumers can also access GoTo's search service directly through GoTo's Web site.

        GoTo also operates an online comparison shopping service called "GoTo(TM)Shopping" (see Note 7). Currently, GoTo intends to exit the comparison shopping business, and accordingly GoTo is evaluating strategic alternatives.

        GoTo also operates an online resource for merchants to place and manage their products with other auction sites or services, called "GoTo(TM)Auctions" (see Note 7). Currently GoTo is evaluating strategic alternatives for GoTo(TM)Auctions, including an equity partner or the possibility of a sale of this portion of the business.

        GoTo was incorporated on September 15, 1997 in the state of Delaware and officially launched its service on June 1, 1998. The Company operates in one reportable business segment. In October 2000, GoTo announced its intent to change its corporate name and expects to make such a change within 2001.

PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of GoTo and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

FOREIGN CURRENCY

        The functional currency of the Company's international subsidiaries is the local currency. The financial statements of these subsidiaries are translated to United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues, costs and expenses. Translation gains (losses) are deferred and accumulated in accumulated other comprehensive income as a component of stockholders' equity. Net gains and losses resulting from foreign exchange transactions would be included in the consolidated statements of operations. The Company did not incur net gains or losses resulting from foreign exchange transactions during the periods presented.

ESTIMATES AND ASSUMPTIONS

        The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ materially from those estimates.

RECLASSIFICATIONS

        Certain prior year balances have been reclassified to conform to current year presentation.

REVENUE RECOGNITION

        Revenue is generated from clickthroughs that users make on advertiser's listings. Search listing advertisement revenue is determined by multiplying the number of click-throughs on paid search results by the price bid for the particular keyword listing at the time of the click-through. Search listing advertising revenues are earned and recognized as actual click-throughs occur to the extent that the customer has deposited sufficient funds with the Company or provided that the collection of any resulting receivable is probable. Revenue also consists of banner advertising, which constitutes less than 10 percent of our revenue. GoTo has no barter transactions. Banner advertisement revenue is recognized when earned under the terms of the contractual arrangement with the advertiser or advertising agency, provided that collection is probable.

        In December 1999, the SEC issued Staff Accounting Bulletin 101, "Revenue Recognition" (SAB 101), which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The Company adopted SAB 101 in 2000, which had no impact on the Company's financial position and results of operations.

COMPREHENSIVE INCOME (LOSS)

        The Company accounts for comprehensive income (loss) using Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130). SFAS 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined therein, refers to revenues, expenses, gains and losses that are not included in net income (loss) but rather are recorded directly in shareholders' equity. Total comprehensive loss for 2000 and 1999 approximated net loss.

COST OF REVENUE

        Cost of revenue consists primarily of costs associated with serving our search results, maintaining our Web site and fees paid to outside service providers that provide and manage unpaid listings. Costs associated with serving our search results and maintaining our Web site include depreciation of Web site equipment, co-location charges for equipment, software licensing fees and salaries of related personnel.

AFFILIATES

        The Company enters into short-term agreements with other Internet companies (affiliates) whereby the Company provides search services within the affiliates' Web sites or the affiliates provide a link to the Company's site. In some cases, the Company pays the affiliates fees based on the term of the agreement and the amount of traffic the Company receives from the Web sites. Some of these fees are paid at the beginning of the contract resulting in prepaid distribution affiliate fees and some of the fees are billed during the term of the contracts resulting in accrued affiliate fees. In other cases affiliates are paid a portion of revenues earned by GoTo. Affiliate fees are charged to marketing, sales and service expense ratably over the contract or based on actual traffic received under the terms of the agreements. A significant portion of the Company's traffic has been generated from a small number of the Company's larger affiliates, which include AOL, Terra Lycos, AltaVista, Netscape, CompuServe, Go2Net, Microsoft and Earthlink. The traffic from these affiliates converts to revenue when consumers click on paid listings.

        The Company expenses advertising media costs as incurred and production cost upon first airing or printing. For the years ended December 31, 2000 and 1999 and 1998, the Company incurred advertising costs, including affiliate fees, of approximately $81.2 million, $30.2 million and $8.8 million, respectively.

PRODUCT DEVELOPMENT

        Product development expenses consist of expenses incurred by the Company in the development, creation and enhancement of its Internet site and service. Product development expenses include compensation and related expenses, costs of computer hardware and software, and costs incurred in developing features and functionality of the service. Product development costs are expensed as incurred or capitalized in accordance with Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 requires that cost incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. In 2000, GoTo adopted Emerging Issues Task Force 00-2, "Accounting for Web Site Development Costs"

(EITF 00-2). EITF 00-2 requires either capitalizing or expensing costs as incurred on specific Web site development costs based on the nature of each cost. The adoptation of EITF 00-2 did not have a material impact on the Company's financial position and results of operations.

CASH, CASH EQUIVALENTS, SHORT-TERM INVESTMENTS, LONG-TERM INVESTMENTS AND RESTRICTED INVESTMENTS

        The Company considers those investments that are highly liquid, readily convertible to cash and which mature within three months from the original date of purchase to be cash equivalents. All of the Company's cash equivalents, short-term and long-term investments, consisting of commercial paper and certificate of deposits, are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses included in "unrealized losses on short-term and long-term investments" as a separate component of stockholders' equity net of applicable income taxes. As of December 31, 2000, the fair value of these securities approximated cost and the unrealized holding gains was approximately $46,000. The realized gains and losses on sales of available-for-sale investments for the year ended December 31, 2000 were not significant. All available-for-sale investments generally mature within one year or less, except for one investment with a fair value of approximately $293,000 and original maturity of 17 months.

        The estimated fair value of cash, cash equivalents and short-term and long-term investments, which approximates the carrying costs as of December 31, 2000, are as follows (in thousands):


                                                  CASH AND CASH          SHORT-TERM             LONG-TERM
                                                   EQUIVALENTS           INVESTMENTS           INVESTMENTS
                                                   -----------           -----------           -----------
               Cash ......................           $ 5,839               $    --               $    --
               Commercial Paper ..........             2,481                28,490                   293
               Certificates of deposit ...             1,001                 8,132                    --
               US Treasury bills .........             3,665                 5,072                    --
                                                     -------               -------               -------
                                                     $12,986               $41,694               $   293
                                                     =======               =======               =======

        GoTo also has approximately $5.6 million of investments which are restricted (see Note 6).

ACCOUNTS RECEIVABLE

        The allowance for doubtful account activity for the periods indicated are as follows (in thousands):


                                                                           ADDITIONS
                                                         BALANCE AT        CHARGED TO                           BALANCE AT
                                                         BEGINNING OF       COSTS AND                             END OF
                                                           PERIOD           EXPENSES          WRITE-OFFS          PERIOD
                                                         ------------      ----------         ----------        ----------
               Allowance for doubtful accounts:
                 December 31, 1998 ............            $   --            $   86            $   --            $   86
                 December 31, 1999 ............            $   86            $  164            $   --            $  250
                 December 31, 2000 ............            $  250            $1,041            $  291            $1,000

CONCENTRATION OF CREDIT RISK

        Accounts receivable are typically unsecured and are due from customers primarily located in the United States. Many of GoTo's customers are in the Internet industry. Credit losses have generally been within management's expectations. At December 31, 2000 and 1999, no customer represented more than 10 percent of total accounts receivable.

PROPERTY AND EQUIPMENT

        Property and equipment are stated at cost. Property and equipment consists of computer hardware, computer software, which includes costs incurred in the application development stage for computer software developed for internal use, and furniture and fixtures. Depreciation is provided using the straight-line method based upon estimated useful lives of the assets, which range from 18 months to five years. Equipment under capital leases and leasehold improvements are recorded at cost. Amortization is provided using the straight-line method over the shorter of the term of the related lease or estimated useful lives of the assets.

LONG-LIVED ASSETS

        The Company evaluates the recoverability of its long-lived assets in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). The Company assesses the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Accordingly, GoTo recorded an impairment charge on the goodwill and intangible assets from the acquisitions of Cadabra and AuctionRover of approximately $309.3 million (see
Note 7).

DEFERRED REVENUE

        Deferred revenue represents all payments received from customers in excess of revenue earned based on line-item click-through activity and will be recognized as actual click-throughs occur.

INCOME TAXES

        Income taxes are accounted for under SFAS No. 109, "Accounting for Income Taxes" (SFAS 109). Under SFAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation reserves against deferred tax assets are provided as necessary.

ACCOUNTING FOR STOCK-BASED COMPENSATION

        SFAS No. 123, "Accounting for Stock-Based Compensation," requires that stock awards granted subsequent to January 1, 1995 be recognized as compensation expense based on their fair value at the date of grant. Alternatively, a company may account for granted stock awards under Accounting Principles Board Opinion
(APB) No. 25 "Accounting for Stock Issued to Employees" (APB 25) and disclose pro forma income amounts, which would have resulted from recognizing such awards at their fair value. The Company has elected to account for stock-based compensation expense under APB 25 and make the required pro forma disclosures for compensation expense (see Note 4).

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

        Options to purchase approximately 6.5 million and 2.8 million shares of common stock were outstanding as of December 31, 2000 and 1999, respectively. In addition, as of December 31, 2000, there were approximately 2.5 million shares of unvested common stock outstanding that were issued in connection with the exercise of options and are subject to repurchase.

        The following table sets forth the computation of historical basic and diluted net loss per share and pro forma basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):


                                                                                    YEAR ENDED DECEMBER 31,
                                                                         -----------------------------------------------
                                                                           2000               1999               1998
                                                                         ---------          ---------          ---------
               Numerator:
                 Net loss ..........................................     $(458,621)         $ (29,262)         $ (14,023)
                                                                         =========          =========          =========
               Denominator:
                 Denominator for historical basic and diluted
                    calculation--weighted average shares ...........        48,065             28,207             10,296
               Weighted average effect of pro forma securities:
                 Series A convertible preferred stock ..............            --                226                360
                 Series B convertible preferred stock ..............            --              3,994              5,403
                 Series C convertible preferred stock ..............            --              5,147              2,655
                 Series D convertible preferred stock ..............            --                645                 --
                                                                         ---------          ---------          ---------
                 Denominator for pro forma calculation .............        48,065             38,219             18,714
                                                                         =========          =========          =========
               Net loss per share:
                 Pro forma basic and diluted net loss per share ....     $   (9.54)         $   (0.77)         $   (0.75)
                 Historical basic and diluted net loss per share ...     $   (9.54)         $   (1.04)         $   (1.36)

2. INCOME TAXES

        As a result of the net operating losses incurred since inception, no income tax provision has been recorded except for state minimum taxes of $800 for the years ended December 31, 2000, 1999 and 1998. The following is a reconciliation of the statutory federal income tax rate to the Company's effective income tax rate:


                                                                       YEAR ENDED DECEMBER 31,
                                                                  --------------------------------
                                                                  2000          1999          1998
                                                                  ----          ----          ----
               Statutory federal rate .........................    (34)%         (34)%         (34)%
               State income taxes (net of federal benefit) ....     (1)           (6)           (5)
               Valuation allowance ............................      3            36            37
               Nondeductible expenses .........................     32             4             3
               Other ..........................................     --            --            (1)
                                                                   ---           ---           ---
                                                                    --%           --%           --%
                                                                   ===           ===           ===

        The components of the deferred tax assets and related valuation allowance at December 31, 2000 and 1999 are as follows:


                                                                DECEMBER 31,
                                                        --------------------------
                                                          2000              1999
                                                        --------          --------
                                                               (IN THOUSANDS)
               Net operating loss carryforwards ....    $ 37,838          $ 16,739
               Other ...............................         503               350
                                                        --------          --------
               Deferred tax assets .................      38,341            17,089
               Valuation allowance .................     (38,341)          (17,089)
                                                        --------          --------
                                                        $     --          $     --
                                                        ========          ========

        Due to the uncertainty surrounding the timing of realizing the benefits of its deferred tax assets in future tax returns, the Company has recorded a valuation allowance against its deferred tax assets.

        At December 31, 2000, the Company had net operating loss carryforwards of approximately $98.6 million and $74.1 million available to reduce future federal and state taxable income, respectively, which expire beginning in the years 2017 through 2020 for federal and in 2005 to 2015 for state purpose. Under
Section 382 of the Internal Revenue Code, the utilization of the net operating loss carryforwards can be limited based on changes in the percentage of ownership of the Company.

        Approximately $10.7 million of the valuation allowance for deferred tax assets relating to net operating loss carryforwards is attributable to employee stock option deductions, the benefit from which will be allocated to additional paid in capital, when and if subsequently realized.

3. STOCKHOLDERS' EQUITY

COMMON AND PREFERRED STOCK

        GoTo issued shares of its preferred stock as described below:

        In March 1998, GoTo issued a total of 471,111 shares of series A preferred stock to various investors at a purchase price of $0.45 per share.

        In May 1998, GoTo issued a total of 8,311,688 shares of series B preferred stock to various investors at a purchase price of $0.77 per share.

        In July 1998, November 1998 and December 1998, GoTo issued a total of 10,710,348 shares of series C preferred stock to various investors at a purchase price of $2.076 per share.

        In April 1999, GoTo issued a total of 3,628,447 shares of series D preferred stock to various investors at a purchase price of $6.89 per share.

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

        GoTo issued common stock in connection with its acquisitions during 2000 (see Note 7).

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

DEFERRED STOCK OPTION COMPENSATION

        The excess of the deemed fair value of the Company's common stock over the exercise price of options granted during the year ended December 31, 1999 and 1998 at the date of grant, adjusted for the return of unvested options or repurchase of restricted stock resulting from employee terminations, amounted to an aggregate of approximately $4.9 million and $2.5 million, respectively. The deemed fair value of the common stock was determined by the Company based on the selling prices of contemporaneous sales of each series of preferred stock considering the relative rights and privileges of each security, the stages of development of the Company's business and the inherent risks and perceived future potential of the Company at the time of grant or issuance. The typical vesting period of the options is 20%, 10% or zero immediately upon grant with the remaining balance vesting evenly either annually or quarterly over the following four years. The amortization of deferred compensation is charged to operations on a graded methodology basis over the vesting period of the options. During the year ended December 31, 2000 and 1999, deferred compensation amortization of approximately $1.4 million and $3.6 million, respectively, was recorded. At December 31, 2000 and 1999, deferred compensation of approximately $1.1 million and $2.6 million, respectively, was reflected as a reduction of stockholders' equity. The deferred compensation amortization relates only to stock options awarded to employees; the salaries and related benefits of these employees are included in the applicable cost of revenue or operating expense line item.

OTHER STOCK COMPENSATION

        The Company sold or issued 427,195 shares of common stock to various consultants during 1998 at prices less than the deemed fair value of the common stock on the day it was sold. The excess of the deemed fair value of the common stock on the day it was sold aggregating $280,000 was recognized as consulting expense.

4. STOCK PLAN AND STOCK PURCHASE PLAN

        The Company's 1998 Stock Plan provides for the granting of options for the purchase of up to 15.3 million shares of the Company's common stock, plus an annual increase to be added on the first day of the Company's fiscal year beginning in 2001 equal to the lesser of (i) 7.50 million shares, (ii) 5% of the outstanding shares on such date or (iii) a lesser amount determined by the Board. The increase for fiscal 2001 was determined to be approximately 2.6 million shares. Under terms of the plan, options may be granted to employees, nonemployee directors or consultants at prices not less than the fair value at the date of grant. Options granted to nonemployees are recorded at the value of negotiated services received. All options are immediately exercisable, however, shares issuable upon exercise of the option vest typically 20%, 10% or zero immediately upon grant of the option with the remaining balance vesting evenly either annually or quarterly over the following four years. The Company has the right to repurchase unvested shares issued upon exercise of the option.

        Information relating to the outstanding stock options is as follows:


                                                                                  WEIGHTED
                                                                                  AVERAGE
                                                                  SHARES       EXERCISE PRICE
                                                                  ------       --------------
                                                               (IN THOUSANDS)
               Outstanding at December 31, 1997 .........            115          $ 0.44
                 Granted ................................          4,888            0.15
                 Exercised ..............................             --              --
                 Canceled ...............................             (3)           0.15
                                                                  ------
               Outstanding at December 31, 1998 .........          5,000            0.16
                 Granted ................................          2,979           19.62
                 Exercised ..............................         (5,035)           0.37
                 Cancelled ..............................           (114)          11.58
                                                                  ------
               Outstanding at December 31, 1999 .........          2,830           19.87
                 Granted ................................          5,161           25.87
                 Exercised ..............................           (720)           2.11
                 Cancelled ..............................           (789)          36.27
                                                                  ------
               Outstanding at December 31, 2000 .........          6,482          $24.66
                                                                  ======

        The following table summarizes information regarding options outstanding and options exercisable at December 31, 2000 (in thousands except per share data):


                                                                     OUTSTANDING AND EXERCISABLE
                                                       ---------------------------------------------------------
                                                                                WEIGHTED
                                                                                AVERAGE                 WEIGHTED
                                                        NUMBER                 REMAINING                AVERAGE
                                                          OF                  CONTRACTUAL               EXERCISE
               RANGE OF EXERCISE PRICES                 SHARES                   LIFE                    PRICE
               ------------------------                ---------              -----------              ---------
              $ 0.15 -  $11.6875 ........                  2,132                     8.7               $    5.39
                                                       =========               =========               =========
              $12.00 -  $14.56 ..........                  1,185                     9.0               $   12.74
                                                       =========               =========               =========
              $14.88 -  $34.50 ..........                  1,866                     9.4               $   25.27
                                                       =========               =========               =========
              $35.71 -  $68.31 ..........                  1,056                     9.0               $   56.71
                                                       =========               =========               =========
              $80.11 - $108.25 ..........                    243                     8.9               $  107.98
                                                       =========               =========               =========
                                                           6,482
                                                       =========

        Options available for future grant totaled approximately 4.2 million and
0.7 million at December 31, 2000 and 1999, respectively. As of January 1, 2001 the Company added approximately 2.6 million options available for future grant in accordance with the Company's 1998 Stock Plan.

        The fair value of these options were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:


                                                                            YEAR ENDED DECEMBER 31,
                                                                 --------------------------------------------
                                                                 2000                1999                1998
                                                                 ----                ----                ----
               Risk free interest rate ...........                5.0%               5.38%               5.14%
               Expected lives (in years) .........                3.0                 2.5                 4.0
               Dividend yield ....................                 --                  --                  --
               Expected volatility ...............               0.80                0.80                  --

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Under SFAS 123, the Company would have incurred an additional compensation expense of approximately $22.8 million, $2.4 million and $51,000 for the years ended December 31, 2000, 1999 and 1998, respectively.



                                                                             YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------------------
                                                                 2000                 1999                1998
                                                              -----------          -----------          -----------
                                                                                  (IN THOUSANDS)
               Net loss, as reported ................         $  (458,621)         $   (29,262)         $   (14,023)
               Pro forma net loss ...................            (481,381)             (31,656)             (14,074)

               Pro forma loss per share .............              (10.02)               (0.83)               (0.75)
               Pro forma historical basic
                 and diluted loss per share .........         $    (10.02)         $     (1.12)         $     (1.37)

        Applying SFAS 123 in the pro forma disclosure may not be representative of the effects on pro forma net income (loss) for future years as options vest over several years and additional awards will likely be made each year.

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

5. RELATED PARTY TRANSACTIONS

        During 1997 and 1998, GoTo shared facilities and received certain management services including certain accounting, payroll processing, access to shared local area computer communications network, and general business insurance from Bill Gross' idealab!, which, with its affiliate, idealab! Holdings, L.L.C., is a significant stockholder of GoTo. Bill Gross' idealab! charged a management fee for the use of its facilities and the services provided. During 1998 and through January 1999, Bill Gross' idealab! provided certain payroll processing services for GoTo and charged a fee for those services. On February 1, 1999, GoTo entered into a lease with Bill Gross' idealab! for office space. GoTo also uses a shared local area computer communications network. In 1999, GoTo entered into a lease agreement with Bill Gross' idealab! for additional office space. The term of the agreement is from August 1999 through January 2000. The total management and leasing fee associated with both facilities was approximately $1.8 million, $364,000 and $229,000 during the years ended December 31, 2000, 1999 and 1998, respectively. From inception through March 1, 1998, Bill Gross, GoTo's founder and a principal of idealab! Holdings, L.L.C. and Bill Gross' idealab!, was the President and Chief Executive Officer of GoTo and received no compensation for his service. The value of these services was not material to the financial statements. During March 1998, certain stockholders provided temporary funding of $2.5 million to GoTo which carried no interest. In early May 1998 this funding was contributed to GoTo in return for series B preferred stock. In December 1999, GoTo terminated both leases in effect during 1999 and entered into an arrangement with Bill Gross' idealab! for approximately 58,000 square feet of office space. The term of the lease commenced on January 15, 2000 and will terminate on October 31, 2004 with total lease payments of approximately $7.1 million. Management believes these amounts are materially representative of the fair value of services recorded.

        During 2000, GoTo recorded approximately $377,000 of search listing advertising revenue from Bill Gross' idealab!, which, with its affiliate, idealab! Holdings, L.L.C., is a significant stockholder of GoTo. During 2000, GoTo also recorded approximately $143,000 of search listing and banner revenue from Cadabra. Cadabra began listing on GoTo on December 17, 1999 and ceased advertising on GoTo on January 13, 2000. On January 31, 2000, GoTo acquired Cadabra (see Note 7). Management believes these amounts are materially representative of the fair value of advertising services provided.

6. COMMITMENTS AND CONTINGENCIES

LEASES

        The Company leases office space under operating lease agreements expiring through October 2005. The future minimum lease payments under non-cancelable operating leases and present value of future minimum capital lease payments are as follows (in thousands):


                                                        OPERATING         CAPITAL
                                                          LEASE            LEASE
                                                        ---------         -------
               2001 .................................    $ 2,495          $   836
               2002 .................................      2,120              104
               2003 .................................      1,731                2
               2004 .................................      1,496               --
               2005 .................................         74               --
                                                         -------          -------
               Total minimum lease payments .........    $ 7,916              942
                                                         =======
               Less amount representing interest ....                         (73)
                                                                          -------
                                                                          $   869
                                                                          =======

        Total rent expense was approximately $2.0 million, $504,000 and $116,000 during the years ended December 31, 2000, 1999 and 1998, respectively.

EQUIPMENT FINANCING ARRANGEMENT

        At December 31, 2000, the Company had a line of credit arrangement with a leasing institution that provides for a capital equipment lease line of up to a maximum of $1,500,000. The terms of the agreement include a requirement for the Company to keep an unrestricted cash balance of no less than $1.0 million at any time. The Company was in compliance as of December 31, 2000 and 1999. Under this agreement, $117,000 was available for future financing transactions at December 31, 2000.

LETTER OF CREDIT

        In August 2000, GoTo entered into a 19-month agreement under which America Online (AOL) will display GoTo's listings on the search results page of AOL, AOL.com and Netscapes's Netcenter. The agreement calls for a guaranteed payment by GoTo of $50 million over the term of the agreement. As part of the guaranteed payment, GoTo issued to AOL a letter of credit for the benefit of AOL, in the amount of $5 million. In order to secure the line of credit, GoTo has an investment of approximately $5.6 million, which is restricted until the termination of the letter of credit in March 2002.

AFFILIATE COMMITMENTS

        The Company is obligated to make guaranteed payments totaling approximately $38.8 million, $16.4 million and $12.3 million in 2001, 2002 and 2003, respectively, under contracts to provide search services to its affiliates.

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

        On November 3, 2000 GoTo was served with a summons and complaint by MercExchange, Inc., alleging patent infringement relating to GoTo's auction and shopping services. The action is pending in the U.S. District Court in the Eastern District of Virginia. GoTo is currently investigating the merits of this claim.

7. ACQUISITIONS

        Cadabra

        On January 31, 2000, GoTo acquired Cadabra, an online comparison shopping service. Pursuant to the Agreement and Plan of Reorganization, GoTo acquired all of the outstanding shares of capital stock and assumed all outstanding options to acquire shares of capital stock of Cadabra, for $8.0 million in cash and 3,283,672 shares of GoTo common stock, including 214,833 shares to be issued upon the exercise of options assumed by GoTo. The acquisition was accounted for as a purchase. Under the purchase method of accounting, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as determined by GoTo at the date of the acquisition. The operations of Cadabra have been included in our results of operations since the date of the acquisition. The total purchase price of the acquisition was approximately $263.1 million and consisted of cash of $8.0 million; GoTo common stock of $252.5 million valued at the closing price of GoTo's common stock on the date the exchange ratio was set, net of expected proceeds from the exercise of Cadabra stock options assumed by GoTo; and acquisition costs of $2.6 million, primarily for investment banking, legal and accounting costs. Of the purchase price, $7.6 million was assigned to in-process research and development which was expensed immediately following the consummation of the acquisition, $6.0 million was assigned to the value of purchased technology and other intangibles and will be amortized on a straight-line basis over three years and $4.4 million was allocated to the net tangible assets. The excess purchase price over the estimated fair value of the assets acquired and liabilities assumed has been allocated to goodwill in the amount of $245.1 million and was scheduled to be amortized on a straight-line basis over three years. The projects identified as in-process research and development were those that were underway at the time of the acquisition, that required additional effort to establish technological feasibility, had no alternative future use and were expected to add features that would enhance the operating capabilities of the service. At the acquisition date, these projects were approximately 80% complete. GoTo completed these projects in the third quarter of 2000, incurring additional costs of approximately $1.2 million to do so. To determine the value of in-process research and development, the expected future cash flows, including costs to reach technological feasibility, were discounted at an after-tax rate of 25%, taking into account risks related to the characteristics and applications of the technology, existing and future markets, and assessments of the life cycle stage of the technology. GoTo obtained an independent appraisal to derive the purchase price allocation.

        AuctionRover

        On May 3, 2000, GoTo acquired AuctionRover, an online resource for auctions. Pursuant to the Agreement and Plan of Reorganization, GoTo acquired all of the outstanding shares of capital stock and assumed all outstanding options to acquire shares of capital stock of AuctionRover for 3,470,588 shares of GoTo common stock, including 521,408 shares to be issued upon the exercise of options assumed by GoTo. The acquisition was accounted for as a purchase. The operations of AuctionRover have been included in GoTo's results of operations since the date of acquisition. Based on the price of GoTo common stock on the date the exchange ratio was set, the purchase price was valued at approximately $174.2 million, which consisted of GoTo common stock of $173.7 million, net of expected proceeds from the exercise of stock options assumed by GoTo and including acquisition costs of approximately $500,000 for legal and accounting services. The purchase price was determined by arms-length negotiations between the parties. Timothy Draper, who was a director GoTo at the time of the AuctionRover acquisition, is affiliated with certain entities that were principal stockholders of AuctionRover. Of the purchase price, $6.7 million was assigned to the value of purchased technology and other intangible assets and amortized on a straight-line basis over three years and $600,000 was allocated to the net tangible assets. The excess purchase price over the estimated fair value of the assets acquired and liabilities assumed has been allocated to goodwill in the amount of $167.0 million and was scheduled to be amortized on a straight-line basis over three years. GoTo assumed a line of credit with an outstanding balance of approximately $700,000, which GoTo paid off in the second quarter of 2000.

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


                                                               Year Ended           Year Ended
                                                            December 31, 2000     December 31, 1999
                                                            -----------------     -----------------
               Revenue ...............................         $   102,927          $    27,057
               Net loss ..............................            (346,773)            (171,412)
               Pro forma net loss per share ..........               (7.10)               (4.07)
               Historical net loss per share .........         $     (7.10)         $     (5.33)

        During the fourth quarter of 2000 and in accordance with SFAS 121, management identified certain conditions as indicators of asset impairment related to the net assets resulting from the acquisitions of Cadabra and AuctionRover. These indicators included:

        1. The significant declines in the valuations of public companies operating in the Internet space.

        2. Management's re-evaluation of its strategies and fit for these business lines.

        3. A significant decrease in the stock price of GoTo compared to the purchase price of these acquisitions.

        4. Management's decision to decrease its investment in these business lines.

        In accordance with SFAS 121, an impairment loss should be measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. The estimate of fair value shall consider selling prices or fair values for similar assets and the results of valuation techniques (e.g., discounted cash flows) as well as other strategic and market factors to the extent available in the circumstances. Management has estimated the fair value of the net assets acquired, based on discounted future cash flows as well as strategic and market factors, to be below the carrying values of goodwill and intangible assets. Accordingly, GoTo took a charge to operations during the fourth quarter of 2000 for approximately $309.3 million, to write down these assets. An additional factor considered by management was the difficulty in estimating future cash flows for the comparison-shopping business line and the Internet auctions business line because they are still in their infancy. It is possible that the ultimate realizability of the assets of these business lines could differ from these estimates in the near term.

        Currently GoTo intends to exit the comparison shopping business and accordingly GoTo is evaluating strategic alternatives. GoTo is also currently evaluating strategic alternatives for GoTo(TM) Auctions, including an equity partner or the possibility of a sale of this portion of our business.

SearchUP

        On October 25, 2000, GoTo acquired substantially all the assets of SearchUP, which did not have significant business operations. Pursuant to the Asset Purchase Agreement, GoTo acquired SearchUP's operational Web site, registered URLs, trademarks and patent on its URL Position Manager. The acquisition was accounted for as a purchase. The total purchase price was approximately $3.5 million and was determined by the closing price of GoTo's common stock on the purchase date. GoTo allocated the purchase price to the intangible assets acquired based on their estimated fair values as determined by GoTo. It is anticipated that such amounts will be amortized on a straight-line basis over three years.

(A)(2) FINANCIAL STATEMENT SCHEDULES

        All financial statement schedules required by Item 14(A)(2) have been omitted because they are inapplicable or because the required information has been included in the Notes to the financial statements.

(B) REPORTS ON FORM 8-K

        No reports on Form 8-K were filed during the quarter ended December 31, 2000.

(C) EXHIBITS

        The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission. The Company shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request


EXHIBIT
NUMBER
-------
3.1**          Amended and Restated Certificate of Incorporation of GoTo to be
               in effect after the closing of the offering made under this
               Registration Statement.

3.2** Amended and Restated Bylaws of GoTo to be in effect after the closing of the offering made under this Registration Statement.

4.1**          Specimen Common Stock Certificate.

10.1** Form of Indemnification Agreement between GoTo and certain of its officers and each of its directors.

10.2** Form of Change of Control Severance Agreement between GoTo and certain of its officers.

10.3**         1998 Stock Plan and forms of option agreements thereunder.

10.4** 1999 Employee Stock Purchase Plan and form of agreement thereunder.

10.5** Series A Preferred Stockholders' Rights Agreement among GoTo and certain investors.

10.6**         Amended and Restated Series B Preferred Stockholders' Rights
               Agreement among GoTo and certain investors.

10.7** Series C Preferred Stockholders' Rights Agreement among GoTo and certain investors.

10.8** Series D Preferred Stockholders' Rights Agreement among GoTo and certain investors.

10.9**         Sublease Agreement dated February 1, 1999 between GoTo and Bill
               Gross' idealab!.

10.10** Information Services Agreement dated April 30, 1998 between GoTo and Inktomi Corporation.

10.11** Premier Search Services Agreement dated September 16, 1998 between GoTo and Microsoft Corporation.

10.12**        Letter of Agreement dated April 1, 1999 between GoTo and Pile,
               Inc.

10.13**        GlobalCenter Master Service Agreement between GoTo, and
               GlobalCenter, Inc.

10.14** Distinguished Provider Agreement dated May 13, 1998 between GoTo and Netscape Communications Corporation

10.15**        Distinguished Provider Agreement between GoTo and Netscape
               Communications Corporation

10.16**        Amendment No. 1 to U.S. English Language Net Search Services
               Agreement-Distinguished Provider dated May 19, 1999 between GoTo and Netscape Communications Corporation

10.17**        Insertion Order dated March 11, 1999 between GoTo and Netscape
               Communications Corporation

10.18**        Amendment No. 1 to Bookmark Program Agreement dated August 1,
               1999 between GoTo and Netscape Communications Corporation

10.19**        Amendment No. 1 to Netscape Communications Corporation U.S.
               English-Language Net Search Program Distinguished Provider
               Services Agreement dated April 30, 1999 between GoTo and Netscape
               Communications Corporation

10.20**        Insertion Order dated September 15, 1998 between GoTo and Warner
               Bros. Online 10.21 Sublease Agreement dated December 14, 1999 between GoTo and Bill Gross' idealab!

10.21*         Sublease Agreement dated December 14, 1999 between GoTo and Bill
               Gross' idealab!.

10.22* idealab! Stockholder Agreement dated March 3, 2000 between GoTo and Bill Gross' idealab!

EXHIBIT
NUMBER
-------
23.1           Consent from Ernst & Young LLP.

24.1**         Power of Attorney.

----------------

* Previously filed as an Exhibit to the Form 10-K filed on March 16, 2000 and incorporated by reference herein.

** Previously filed as an Exhibit to the Registrant's Registration Statement in Form S-1 (Commission File No. 333-76415) and incorporated by reference herein.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2001.

                                    GoTo.com, Inc.


                                    By:  /s/    TED MEISEL
                                         --------------------------------------
                                         Ted Meisel
                                         President and Chief Executive Officer


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


              SIGNATURE                                      TITLE                                  DATE
              ---------                                      -----                                  ----
           /s/ TED MEISEL                      President,                                      March 16, 2001
---------------------------------------        Chief Executive Officer and Director
            (Ted Meisel)                       (Principal Executive Officer)

          /s/ TODD TAPPIN                      Chief Financial Officer (Principal              March 16, 2001
---------------------------------------        Financial Officer and Principal
           (Todd Tappin)                       Accounting Officer)

        /s/ ROBERT M. KAVNER                   Chairman of the Board                           March 16, 2001
---------------------------------------
         (Robert M. Kavner)

       /s/ JEFFREY S. BREWER                   Director                                        March 16, 2001
---------------------------------------
        (Jeffrey S. Brewer)

         /s/ WILLIAM GROSS                     Director                                        March 16, 2001
---------------------------------------
          (William Gross)

      /s/ LINDA FAYNE LEVINSON                 Director                                        March 16, 2001
---------------------------------------
       (Linda Fayne Levinson)

         /s/ WILLIAM ELKUS                     Director                                        March 16, 2001
---------------------------------------
          (William Elkus)