Form 10-Q
period 2001-03-31
GOTO COM INC
filed 2001-05-15
CIK 1060439

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

        52,872,630 shares of Common Stock, $0.0001 par value, as of March 31, 2001.

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

Item 1.       Financial Statements:
              Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000.........................3
              Condensed Consolidated Statements of Operations for the three months ended
                 March 31, 2001 and 2000...............................................................................4
              Condensed Consolidated Statements of Cash Flows for the three months ended
                 March 31, 2001 and 2000...............................................................................5
              Notes to Condensed Consolidated Financial Statements.....................................................6
Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations....................9
Item 3.       Quantitative and Qualitative Disclosures About Market Risks..............................................21

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings........................................................................................21
Item 2.       Changes in Securities and Use of Proceeds................................................................21
Item 6.       Exhibits and Reports on Form 8-K.........................................................................21

                          PART I FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS


                                 GOTO.COM, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                                MARCH 31,               DECEMBER 31,
                                                                                  2001                      2000
                                                                              -----------               ------------
                                                                              (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents .....................................               $   8,659                $  12,986
  Short-term investments ........................................                  43,848                   41,694
  Accounts receivable, net ......................................                   6,490                    5,365
  Prepaid expenses and other ....................................                   1,981                    1,970
  Prepaid marketing expenses ....................................                  20,467                   23,605
                                                                                ---------                ---------
Total current assets ............................................                  81,445                   85,620
Property and equipment, net .....................................                  31,789                   26,076
Intangible assets, net ..........................................                   2,917                    3,234
Restricted  investments .........................................                   5,712                    5,564
Long-term investments ...........................................                     765                      293
Other assets ....................................................                     624                      626
                                                                                ---------                ---------
Total assets ....................................................               $ 123,252                $ 121,413
                                                                                =========                =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ..............................................               $  29,035                $  23,284
  Accrued expenses ..............................................                   4,278                    4,148
  Deferred revenue ..............................................                   6,158                    4,441
  Current portion of capital lease obligations ..................                     663                      791
                                                                                ---------                ---------
Total current liabilities .......................................                  40,134                   32,664
Other long-term liabilities .....................................                     461                      576
Long-term capital lease obligations .............................                      13                       78
STOCKHOLDERS' EQUITY:
    Common Stock, $0.0001 par value,
      200,000 shares authorized:
      Shares issued and outstanding--52,873 and 52,566
      for March 31, 2001 and December 31, 2000, respectively ....                       5                        5
    Additional paid-in capital ..................................                 592,485                  591,239
    Deferred compensation, net ..................................                  (1,394)                  (1,128)
    Accumulated deficit .........................................                (508,725)                (502,026)
    Accumulated other comprehensive income ......................                     273                      _ 5
                                                                                ---------                ---------
Total stockholders' equity ......................................                  82,644                   88,095
                                                                                ---------                ---------
Total liabilities and stockholders' equity ......................               $ 123,252                $ 121,413
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

                                 GOTO.COM, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS; UNAUDITED)




                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              -----------------------------
                                                               2001                  2000
                                                              --------             --------
Revenue ..........................................            $ 51,959             $ 17,215
Cost of revenue (A) ..............................               4,713                2,605
                                                              --------             --------
Gross profit .....................................              47,246               14,610

Operating expenses:
  Marketing, sales and service (A) ...............              41,575               16,314
  General and administrative (A) .................               9,065                6,267
  Product development (A) ........................               3,699                2,201
  Amortization of deferred compensation (A) ......                 236                  425
  Write-off of acquired in-process research
    and development ..............................                  --                7,550
  Amortization of intangible assets ..............                 317               13,954
                                                              --------             --------
                                                                54,892               46,711
                                                              --------             --------
Loss from operations .............................              (7,646)             (32,101)

Other income:
  Interest income, net ...........................                 955                1,547
  Other income (expense) .........................                  (8)                  45
                                                              --------             --------
Net loss .........................................            $ (6,699)            $(30,509)
                                                              ========             ========
Basic and diluted net loss per share .............            $  (0.13)            $  (0.67)
                                                              ========             ========
Weighted average shares used to compute
  basic and diluted net loss per share ...........              50,217               45,323
                                                              ========             ========

(A) If deferred compensation were allocated to expense categories, it would be allocated as follows:


Cost of revenue ..................................            $      1             $      2
Marketing, sales and service .....................                  54                  103
General and administrative .......................                 170                  295
Product development ..............................                  11                   25
                                                              --------             --------
  Total amortization of deferred compensation ....            $    236             $    425
                                                              ========             ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 GOTO.COM, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS; UNAUDITED)



                                                                                  THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                             -----------------------------
                                                                               2001                 2000
                                                                             --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ......................................................            $ (6,699)            $(30,509)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Amortization of deferred stock option compensation ..........                 236                  425
    Accretion of discounts from the purchase of
      short-term and long-term investments ......................                (185)                (413)
    Write-off of acquired in-process research
      and development ...........................................                  --                7,550
    Depreciation and amortization ...............................               3,182                1,295
    Amortization of intangible assets ...........................                 317               13,954

  Changes in operating assets and liabilities:
    Accounts receivable .........................................              (1,125)                (402)
    Prepaid expenses and other ..................................                 (11)                 (27)
    Prepaid marketing expenses ..................................               3,138                 (928)
    Accounts payable and accrued expenses .......................               5,881                1,022
    Deferred revenues ...........................................               1,717                  405
                                                                             --------             --------
Net cash provided by (used in) operating activities .............               6,451               (7,628)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from (purchases of) short-term and long-term
    investments, net ............................................              (2,437)              25,737
  Capital expenditures for property and equipment ...............              (8,895)              (7,027)
  Net cash used in acquisition ..................................                  --               (1,407)
  Other assets ..................................................                (113)                (438)
                                                                             --------             --------
Net cash provided by (used in) investing activities .............             (11,445)              16,865

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of common stock ....................                 744                1,594
  Repayments under lease line ...................................                (193)                (164)
  Repayment of debt .............................................                  --                  (31)
                                                                             --------             --------
Net cash provided by financing activities .......................                 551                1,399
Effect of exchange rate changes on cash and cash
  equivalents ...................................................                 116                   --
Net increase (decrease) in cash and cash equivalents ............              (4,327)              10,636
Cash and cash equivalents at beginning of period ................              12,986               11,914
                                                                             --------             --------
Cash and cash equivalents at end of period ......................            $  8,659             $ 22,550
                                                                             ========             ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 GOTO.COM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. THE COMPANY, BASIS OF PRESENTATION

        GoTo.com (the Company or GoTo) is the leader in Pay-For-Performance(TM) search on the Internet. GoTo operates a service that provides self-qualified leads to advertisers, who provide search listings for the products, services and information they offer to consumers and businesses. GoTo facilitates these consumer leads, or introductions, through our search service, which enables advertisers to bid in an ongoing auction for priority placement in the search results. Priority placement means that the search results appear on the page ranked in descending order of bid price with the highest bidder's listing appearing first. Each advertiser pays GoTo the amount of its bid whenever a consumer clicks on the advertiser's listing in the search results. Since advertisers pay for each clickthrough, they have an incentive to list only on those words relevant to their offering. Since advertisers pay GoTo only for clickthroughs, or introductions, we refer to our service as Pay-For-Performance. Pay-For-Performance is in contrast to other forms of advertising (such as television, radio or Internet banner advertisements), whereby a business is charged a set amount for advertising whether or not it generates any direct sales leads. GoTo's advertisers include retail merchants, wholesale and service businesses and manufacturers. Consumers and business users access GoTo's listings primarily through the Company's affiliates, a network of Web sites that have integrated GoTo's search service into their sites or that direct usage to the Company's site.

        GoTo operated a consumer-shopping site, GoTo(TM) Shopping, beginning in January 2000. On April 30, 2001, GoTo closed its consumer-shopping site.

        GoTo's auction service (GoTo(TM)Auctions) operates an online resource for merchants to place and manage their products with other auction sites or services called "ChannelFusion(TM)." Currently GoTo is evaluating strategic alternatives for GoTo Auctions, including an equity partner, the possibility of a sale or closing operations.

        GoTo was incorporated on September 15, 1997 in the state of Delaware and officially launched its service on June 1, 1998. The Company operates in one reportable business segment. GoTo plans to change its corporate name and expects to make such a change in the third quarter of 2001. In April 2001, GoTo entered into an agreement with a third-party where GoTo agreed to assign its rights in the GoTo name to such third-party, and to change its name by September 15, 2001.

        The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ materially from those estimates.

        The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown, except for the write-off during the quarter ended March 31, 2000 of approximately $7.6 million of in-process research and development associated with GoTo's acquisition of Cadabra Inc. (Cadabra), which GoTo operates as "GoTo Shopping." and a charge during the fourth quarter of 2000 of approximately $309.3 million to write down intangible assets related to the net assets resulting from the acquisitions of Cadabra and AuctionRover.com, Inc. (which GoTo operates as GoTo Auctions). The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

        These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2. COMPREHENSIVE INCOME (LOSS)

        The Company accounts for comprehensive income (loss) in accordance with Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined therein, refers to revenues, expenses, gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders' equity. Total comprehensive loss for the quarter ended March 31, 2001 approximated net loss.

3. EARNINGS (LOSS) PER SHARE COMPUTATION

        Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding, excluding the unvested portion of stock that is subject to repurchase. The effect of outstanding stock options and unvested stock are excluded from the calculation of diluted net loss per share for the periods presented, as their inclusion would be antidilutive.

        Options to purchase approximately 6.2 million and 3.3 million shares of common stock were outstanding as of March 31, 2001 and 2000, respectively. In addition, as of March 31, 2001, there were approximately 2.4 million shares of unvested common stock outstanding, which are subject to repurchase by GoTo.

4. LITIGATION

        On November 3, 2000, GoTo was served with a summons and complaint by MercExchange, Inc., alleging patent infringement relating to GoTo's auction and shopping services. The action is pending in the U.S. District Court in the Eastern District of Virginia. GoTo is currently investigating the merits of this claim.


5. RELATED PARTY TRANSACTIONS

        In January 2000, GoTo entered into an arrangement to lease approximately 58,000 square feet of office space from Bill Gross' idealab!. GoTo is obligated to make total lease payments of approximately $7.1 million commencing on January 15, 2000 and terminating on October 31, 2004. Total payments for the lease were approximately $528,000 and $469,000 for the quarters ended March 31, 2001 and 2000, respectively. Management believes these amounts were materially representative of the fair value of the lease.

        During the quarters ended March 31, 2001 and 2000, GoTo recorded approximately $54,000 and $39,000, respectively, of search listing advertising revenue from Bill Gross' idealab!. Management believes the amounts paid by Bill Gross' idealab! were materially representative of the fair value of advertising services provided.

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

6. RESTRICTED INVESTMENTS

        In August 2000, GoTo entered into a 19-month agreement under which America Online, Inc. (AOL) will display GoTo's Pay-For-Performance search listings on the search results page of AOL, AOL.com and Netscapes's Netcenter. The agreement calls for a guaranteed payment by GoTo of $50 million over the term of the agreement. As part of the guaranteed payment, GoTo issued to AOL a letter of credit for the benefit of AOL, in the amount of $5 million. In order to secure the letter of credit, GoTo holds approximately $5.7 million with a bank, which funds are restricted until the termination of the letter of credit in March 2002.

7. AFFILIATE COMMITMENTS

        GoTo is obligated to make guaranteed payments totaling approximately $32.1 million, $16.7 million and $12.3 million for the remainder of 2001, and in 2002 and 2003, respectively, under contracts to provide search services to its affiliates.

8. CONTINGENT LOSS

        Goto is in dispute over equipment purchased from MTI Technology Corp. that did not meet Goto's technical specifications. The potential loss has not been recorded, as any loss cannot be reasonably estimated at this time.

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

OVERVIEW

        GoTo.com (the Company or GoTo) is the leader in Pay-For-Performance search on the Internet. GoTo operates a service that provides self-qualified leads to advertisers, who provide search listings for the products, services and information they offer to consumers and businesses. GoTo facilitates these consumer leads, or introductions through our search service, which enables advertisers to bid in an ongoing auction for priority placement in the search results. Priority placement means that the search results appear on the page ranked in descending order of bid price with the highest bidder's listing appearing first. Each advertiser pays GoTo the amount of its bid whenever a consumer clicks on the advertiser's listing in the search results. Since advertisers pay for each clickthrough, they have an incentive to list only on those words relevant to their offering. Since advertisers pay GoTo only for clickthroughs, or introductions, it is referred to as Pay-For-Performance. Pay-For-Performance is in contrast to other forms of advertising (such as television, radio or Internet banner advertisements), whereby a business is charged a set amount for advertising whether or not it generates any direct sales leads. GoTo's advertisers include retail merchants, wholesale and service businesses and manufacturers. Consumers and business users access GoTo's listings primarily through the Company's affiliates, a network of Web sites that have integrated GoTo's search service into their sites or that direct usage to the Company's site.

        GoTo generates more revenue with increases in usage, through its affiliates, and with an increase in advertisers. In addition, the Company's business model delivers increased value to its advertisers and affiliates with increased scale. An increase in the number of advertisers brings more search listings, an increase in the coverage of key words, and it generates competition for priority placement, which we believe increases bid prices. The company's value proposition to affiliates increases with more advertisers, since we believe the increase in competition improves relevancy and allows GoTo to deliver more revenue to affiliates. GoTo continues to rank highly in relevancy by independent studies from Lazard Freres and Market Facts.

        GoTo operated a consumer-shopping site, GoTo Shopping, beginning in January 2000. On April 30, 2001, GoTo closed its consumer-shopping site.

        GoTo's auction service (GoTo Auctions) operates an online resource for merchants to place and manage their products with other auction sites or services called "ChannelFusion." Currently GoTo is evaluating strategic alternatives for GoTo Auctions, including an equity partner, the possibility of a sale or closing operations.

       GoTo was incorporated in September 1997 and has approximately a three-year operating history. We launched a proof-of-concept version of our search service in the fiscal year ended December 31, 1997. Our Pay-for-Performance service was announced in February 1998, and following further proof-of-concept testing, was officially launched in June 1998. GoTo plans to change its corporate name and expects to make such a change in the third quarter of 2001. In April 2001, GoTo entered into an agreement with a third-party where GoTo agreed to assign its rights in the GoTo name to such third-party, and to change its name by September 15, 2001. GoTo has devoted significant resources to launching and expanding its search service, including developing an infrastructure and building a management team. GoTo's losses for the quarter ended March 31, 2001 and the year ended December 31, 2000 were approximately $6.7 and $458.6 million, respectively. The losses in 2000 included non cash amortization of goodwill and intangible assets associated with our acquisitions of Cadabra and AuctionRover and the acquisition of the assets of SearchUP, Inc., representing approximately $76.7 million and the impairment write down of goodwill for Cadabra and AuctionRover of approximately $309.3 million.

        A significant component of our expenses consists of costs incurred to attract consumers and businesses to our service through GoTo's affiliate network. We expect to continue to rely upon these sources for a significant proportion of searches conducted on our service. Our future success is dependent upon increasing the revenue we derive from this traffic.

International Expansion

        We launched our service in the United Kingdom in November 2000 and plan to launch our German speaking marketplace during the first half of 2002. Our international expansion will require continued investment, and we expect to incur losses to build internal infrastructure and grow our advertiser and affiliate bases overseas. Therefore, in order to scale and expand more rapidly, GoTo is exploring the possibility of aligning with a partner or partners that may provide key distribution channels for our products as well as additional financing. However, GoTo believes that its cash resources are adequate and the international opportunity is attractive. Therefore, the Company is prepared to fully finance the expansion should the Company not find an investor on acceptable terms. At this stage, the structure of a potential partnership is not known, but it is intended that any partner would take an equity position in GoTo's international venture, which could potentially reduce the start-up losses that we would record. The results of our international operations are consolidated and, if appropriate partnerships with terms acceptable to us are not obtained, we will continue to consolidate all of the results from our international operations.

RESULTS OF OPERATIONS

        Revenue. Revenue is generated primarily through paid introductions that is, the number of click-throughs that users make on advertisers' search listings. Revenue is recognized when earned based on click through activity to the extent that the advertiser has deposited sufficient funds with us or collection is probable. Revenue also consists of banner advertising, which constituted less than 5 percent of our revenue for the quarter ended March 31, 2001. GoTo has no barter transactions. Banner advertisement revenue is recognized when earned under the terms of the contractual arrangement with the advertiser or advertising agency, provided that collection is probable.

        The number of paid introductions for each of the last eleven fiscal quarters is as follows:


        NUMBER OF PAID INTRODUCTIONS                                             FOR THE QUARTER ENDED
        ----------------------------                                             ---------------------
                314 million ................................................     March 31, 2001
                228 million ................................................     December 31 ,2000
                114 million ................................................     September 30, 2000
                 93 million ................................................     June 30, 2000
                 88 million ................................................     March 31, 2000
                 73 million ................................................     December 31, 1999
                 54 million ................................................     September 30, 1999
                 31 million ................................................     June 30, 1999
                 15 million ................................................     March 31, 1999
                  7 million ................................................     December 31, 1998
                  2 million ................................................     September 30, 1998

        The average price per paid introduction results from advertisers' online bidding for priority placement in the search results. The average price per paid introduction for each of the last eleven fiscal quarters is as follows:


     AVERAGE PRICE PER PAID INTRODUCTION                                         FOR THE QUARTER ENDED
     -----------------------------------                                         ---------------------
                   $0.16 ...................................................     March 31, 2001
                    0.17 ...................................................     December 31, 2000
                    0.21 ...................................................     September 30, 2000
                    0.21 ...................................................     June 30, 2000
                    0.19 ...................................................     March 31, 2000
                    0.17 ...................................................     December 31, 1999
                    0.14 ...................................................     September 30, 1999
                    0.11 ...................................................     June 30, 1999
                    0.08 ...................................................     March 31, 1999
                    0.05 ...................................................     December 31, 1998
                   $0.03 ...................................................     September 30, 1998

        Average price per paid introduction decreased from the quarter ended December 31, 2000 to the quarter ended March 31, 2001. We believe this was primarily due to the significant increase in traffic from our affiliates beginning in the third quarter of 2000 and continuing to the first quarter of 2001. The increased traffic was primarily a result of new agreements signed during the third and fourth quarters of 2000 with AOL, Terra Lycos, and AltaVista Company and new agreements signed during the first quarter of 2001 with Direct Hit Technologies, Inc., NetZero, Inc., iWon and Infoseek Corp. (operator of Go.com). The rapid increase in traffic that resulted primarily from these agreements caused advertisers who bid on GoTo's top 3 to 5 listings to spend their allocated budget more quickly than they had previously experienced, thereby more quickly depleting their budgets. Because the AOL, Terra Lycos and

AltaVista display GoTo's top 3 to 5 listings, advertisers with listings in these positions received traffic more quickly than they had prior to GoTo entering into these agreements. As these advertisers' budgets were depleted, the listings with lower bids rose higher in the search results even though the advertiser in the lower bid positions did not increase their bids. However, advertisers are increasing their budgets with GoTo, as the average spend per advertiser in the quarter ended December 31, 2000 rose by 38% over the previous quarter and by 14% in the quarter ended March 31, 2001 compared to December 31, 2000. GoTo believes that continued increase in Pay-For-Performance advertising budgets will promote competition and allow our average price per paid introduction to grow throughout this year. GoTo believes the increase in traffic from the full quarter effect of its affiliate agreements signed during the first quarter of 2001 will be offset by the anticipated downward seasonality trend of Internet usage in the second and third quarter traffic from GoTo's affiliates. Therefore, barring any unanticipated sudden rise in traffic volume or unforeseen events, we expected the average price to rise in subsequent quarters.

        We believe the quarterly number of paid introductions and average price per paid introduction listed above are not necessarily indicative of future results. While we believe our average price per paid introduction will increase throughout this year, it is difficult to forecast the future growth of the average price per paid introduction, as advertisers, rather than GoTo, determine the price paid for each introduction. We do not anticipate our historical revenue growth rate on a percentage basis to continue. Our growth rate and results depend on our ability to continue to increase the number of advertisers who use our service, the amount our advertisers spend on our service and the number of consumers and businesses who use our service. We anticipate these variables to fluctuate, affecting our growth rate and results.

        Revenue was approximately $52.0 million for the quarter ended March 31, 2001 compared to approximately $17.2 million for the quarter ended March 31, 2000. The increase was the result of continued growth of our marketplace and the corresponding constituents, our advertisers and the number of consumers and businesses using our product. We do not anticipate our historical revenue growth rate to continue as a percentage of growth as expressed on a quarter-to-quarter basis.

        Our growth is dependent on obtaining additional traffic and increasing the average price per paid introduction. During the quarter ended March 31, 2001, approximately 30% of GoTo's total traffic came from portals (AOL, Terra Lycos and AltaVista), approximately 10% of the total traffic came from the browsers (Microsoft Internet Explorer and Netscape), approximately 55% of the total traffic came from other affiliates and the remaining 5% came from GoTo's home page at www.goto.com. In August 2000, GoTo and AOL entered into a 19-month distribution agreement under which AOL displays GoTo's listings on the search results pages of AOL, AOL.com and Netscape's Netcenter. In November 2000, GoTo and Terra Lycos entered into a three-year distribution agreement under which GoTo's listings were added to Lycos.com and HotBot search results. In November 2000, GoTo and AltaVista entered into an 18-month distribution agreement under which GoTo provides AltaVista's search service users with GoTo's listings on select search results pages of AltaVista. We also extended our existing agreement with Microsoft for an additional year, which will allow for continued traffic from their Internet Explorer 4 and Internet Explorer 5 browsers until January 2002. Our agreement with Netscape was renewed in July of 2000 and will expire on June 30, 2001. In February 2001, GoTo and Direct Hit entered into a two-year search distribution agreement under which GoTo will provide its search results to DirectHit's users. In February 2001, GoTo and NetZero entered into a distribution agreement under which GoTo will provide its full results set to NetZero's users. GoTo also entered into distribution agreements with iWon and Infoseek (operator of the Go.com), during the first quarter of 2001.We must renew our affiliate agreements or replace any lost traffic with other sources and grow our advertising base; otherwise, our revenue may be materially, adversely affected.

        Cost of Revenue. Cost of revenue consists primarily of costs associated with serving our search results, and maintaining our Web site, plus fees paid to outside service providers that provide and manage the unpaid listings that we distribute on our Web site and some of our affiliates. Costs associated with serving our search results and maintaining our Web site include depreciation of Web site equipment, co-location charges for our Web site equipment, software license fees and salaries of related personnel. Cost of revenue was approximately $4.7 million for the quarter ended March 31, 2001 compared to approximately $2.6 million for the quarter ended March 31, 2000. The increase was primarily due to increased database and hardware capacity requirements, an increase in the number of personnel required to support our Web site and increased fees paid to outside service providers. We anticipate cost of revenue to continue to increase as our traffic increases.

        Marketing, Sales and Service. Marketing, sales and service expenses consist primarily of our payments to affiliates and payroll and related expenses for personnel engaged in marketing, customer service and sales functions. Marketing, sales and service expenses were approximately $41.6 million for the quarter ended March 31, 2001 compared to approximately $16.3 million for the quarter ended March 31, 2000. The increase was primarily due to increased distribution of our search service. We believe that continued investment in marketing, sales and service and in the increased distribution of our search services, which includes our recent agreements with AOL, AltaVista and Terra Lycos, are critical to attaining our strategic objectives and, as a result, expect these costs to continue to increase in the future. In August 2000, we entered into a 19-month distribution agreement under which AOL displays GoTo's listings on the search results page of AOL, AOL.com and Netscape's Netcenter. The agreement calls for a guaranteed payment by GoTo of $50 million over the term of the agreement. In November 2000, we entered a three-year distribution agreement under which GoTo's Pay-For-Performance search listings were added to Lycos.com and HotBot search results. Also in November 2000, we entered into an 18-month distribution agreement under which we provide AltaVista's search service users with GoTo's listings on select search results pages of AltaVista. Costs associated with payments to affiliates were approximately $34.7 million or 67% of revenue for the quarter ended March 31, 2001, compared to approximately $8.9 million or 52% of revenue for the quarter ended March 31, 2000. These costs have increased from the quarter ended March 31, 2000 compared to the quarter ended March 31, 2001 due to an increased number of affiliates and increased traffic directed from these affiliates. We anticipate these costs will increase as traffic volume increases.

        General and Administrative. General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel; facilities; professional services, including legal; and insurance and other general corporate expenses. General and administrative expenses were approximately $9.1 million for the quarter ended March 31, 2001 compared to approximately $6.3 million for the quarter ended March 31, 2000. The increase was the result of increased headcount and related expenses, including facilities and increased personnel-related insurance costs, as well as increased professional services. We expect general and administrative expenses to continue to increase as we incur additional costs related to the growth of our business.

        Product Development. Product development expenses consist primarily of payroll and related expenses for personnel responsible for development of features and functionality for our service, as well as costs incurred in the preliminary project and post-implementation stage of computer software developed for internal use. Product development expenses were approximately $3.7 million for the quarter ended March 31, 2001 compared to approximately $2.2 million for the quarter ended March 31, 2000. The increase was a result of increased staffing and associated costs relating to enhancing features and functionality to our Web site and search service.

        Amortization of Deferred Compensation. Certain stock options granted from the inception of GoTo through our initial public offering have been considered to be compensatory for financial accounting purposes. Total compensation resulting from these stock options amounted to approximately $7.3 million. This amount represents the difference between the exercise price of the stock options and the deemed fair value of our common stock at the time of the grants or issuances, adjusted for the return of unvested options or the repurchase of restricted stock resulting from employee terminations. Compensation associated with these stock options is amortized and expensed over the applicable vesting periods using a graded methodology. Approximately $236,000 and $425,000 were amortized and charged to operations for the quarters ended March 31, 2001 and 2000, respectively.

        Acquisition-Related Charges. In January 2000, GoTo acquired a comparison-shopping service, Cadabra. The total purchase price was approximately $263.1 million, of which approximately $7.6 million was assigned to in-process research and development which was expensed immediately following the consummation of the acquisition, approximately $6.0 million was assigned to the value of purchased technology and approximately $245.1 million was allocated to goodwill. Both were amortized on a straight-line basis based on a three-year life. In May 2000, GoTo acquired AuctionRover. The total purchase price was approximately $174.2 million, of which approximately $6.7 million was assigned to the value of purchased technology and approximately $167.0 million was allocated to goodwill. Both were amortized on a straight-line basis based on a three-year life. During the fourth quarter of 2000 and in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121), management identified certain conditions as indicators of asset impairment on the net assets from the acquisitions of Cadabra and AuctionRover. Accordingly, GoTo recorded a charge to operations during the fourth quarter of 2000 to write down these assets to zero. On April 30, 2001, GoTo closed its comparison-shopping site. In October 2000, GoTo acquired substantially all the assets of SearchUP for approximately $3.5 million. GoTo allocated the purchase price to intangible assets acquired based on their estimated fair values as determined by GoTo and is amortizing such amounts on a straight-line basis over three years. Approximately $317,000 and $21.5 million were amortized and charged to operations for the quarters ended March 31, 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities totaled approximately $6.5 million and net cash used in operating activities totaled approximately $7.6 million for the quarters ended March 31, 2001 and 2000, respectively. The change was due primarily to the improved operating results, rapid growth and increased size and scope of operations partially offset by amortization of prepaid marketing expenses, or affiliate costs, and increase in accrued affiliate payables. Net cash used in investing activities totaled approximately $11.4 million and net cash provided by investing activities totaled approximately $16.9 million for the quarters ended March 31, 2001 and 2000, respectively. The change resulted primarily from proceeds of short-term and long-term investments in the quarter ended March 31, 2000. Net cash provided by financing activities totaled approximately $551,000 and $1.4 million for the quarters ended March 31, 2001 and 2000, respectively. The decrease was due primarily to decrease exercises of options in 2001 compared to 2000.

        Our principal sources of liquidity consisted of unrestricted cash, cash equivalents and short-term investments of approximately $52.5 million as of March 31, 2001 and approximately $55.0 million as of December 31, 2000. We believe that our cash and liquid investment reserves are sufficient to sustain operations through the next 12 months; however, unknown factors may require us to seek additional capital. Such unknown factors may include, among other things, competitive pressure, higher cost of intellectual capital, higher costs to accommodate increases in capacity, and acquisitions or higher costs for affiliate traffic. We are obligated to make guaranteed payments totaling approximately $32.1 million, $16.7 million and $12.3 million for the remainder of 2001, and in 2002 and 2003, respectively, under contracts to provide search services to our affiliates.

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

        - reliance on affiliates to direct consumers to our service to conduct searches.

We cannot assure you that the GoTo service will retain its existing, or attract new, advertisers, consumers and affiliates, which are Web sites that include GoTo's Pay-For-Performance search services on their sites or that direct consumer traffic to the GoTo Web site. We also cannot assure you that GoTo will achieve significant additional revenues or improve operating margins in future periods. There can be no assurance that GoTo's services will continue to achieve commercial success and, if they do not, our business, operating results and financial condition may be materially and adversely affected.

WE HAVE A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES.

        We have not yet achieved profitability. We expect to be profitable during the fourth quarter of 2001. However, we incurred a net loss of approximately $6.7 million and $30.5 million for the quarters ended March 31, 2001 and 2000, respectively, and as of March 31, 2001, we had an accumulated deficit of approximately $508.7 million.

        Our limited operating history makes it difficult to forecast our future operating results. Although our revenue has grown in recent quarters, we cannot be certain that this growth will continue. We expect to continue to increase our marketing, sales and service and general and administrative expenses. As a result, we will need to generate significant additional revenue to achieve profitability and in the absence of significant additional revenue, we may need to raise additional funds. If we do achieve profitability, we cannot be certain that we will sustain or increase it.

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

        We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is likely that in some future quarter our operating results may be below the expectations of public market analysts and investors and, as a result of these or other factors, the price of our common stock may fall or significantly fluctuate. Our operating results have varied widely in the past, and we expect that they will continue to vary significantly from quarter to quarter due to a number of factors, including:

        - demand for our services by advertisers and consumers, including the number of searches performed by consumers and the rate at which they click through to paid search results;

        - prices paid by advertisers using the GoTo services, which are not determined by GoTo;

        - our costs of attracting consumers to use GoTo's services, including costs of exposure on third-party Web sites;

        -       costs related to agreements with affiliates;

        -       loss of our agreements with affiliates;

        -       the mix of paid vs. non-paid results on the GoTo services;

        - demand for the services of affiliates that promote our service to their consumers;

        -       our ability to significantly increase our distribution channels;

        - seasonality, typical of our industry, which in the past online traffic has been lower in the second and third quarters of our fiscal year;

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

        As a result of our limited operating history, it is difficult to accurately forecast our revenue, and we have limited meaningful historical financial data upon which to base planned operating expenses. We plan to significantly increase our operating expenses to expand our marketing and sales operations and broaden our customer support capabilities. We base our current and future expense levels on our operating plans and estimates of future revenue, and other than approximately half of our affiliate costs, our expenses are relatively fixed. Revenue and operating results are difficult to forecast because they generally depend upon the volume of the searches conducted on our service, the amounts bid by advertisers for search listings on the service and the number of advertisers that bid on the service, which we cannot control directly. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. We also may be unable to increase our spending and expand our operations in a timely manner to adequately meet user demand, to the extent such demand exceeds our expectations.

WE DEPEND ON A LIMITED NUMBER OF SOURCES TO DIRECT CONSUMERS TO OUR SERVICE TO CONDUCT SEARCHES.

        The consumers who conduct searches on our service come from a limited number of sources. Our sources for consumers conducting searches are members of our affiliate network, including portals, such as AOL, Terra Lycos and AltaVista, providers of Internet browsers such as Netscape Communicator and Microsoft Internet Explorer, aggregators of search offerings of various providers, Internet Service Providers (ISP's), such as Earthlink, and GoTo's Web site. In August 2000, we entered into a 19-month distribution agreement under which AOL will display GoTo's listings on the search results page of AOL, AOL.com and Netscape's Netcenter. We also recently entered into a one-year extension to an existing agreement with Microsoft Corporation for continued traffic from their Internet Explorer 4 and Internet Explorer 5 browsers until January 2002. This source delivered a diminishing level of traffic to us in 2000 compared to 1999, and we expect that we will eventually receive no traffic from this source. In addition, our agreement with Netscape will expire on June 30, 2001. Although sources of consumer traffic to our service fluctuate, in any given month we typically depend upon one or a few of these sources for a significant majority of traffic and searches conducted on our service. For the quarter ended March 31, 2001, approximately 95% of all of GoTo's traffic came from our affiliates. Of GoTo's total traffic, approximately 30% came from portals (AOL, Terra Lycos and AltaVista), approximately 10% came from the browsers (Microsoft's Internet Explorer and Netscape), approximately 55% came from other affiliates, and the remaining 5% came directly to the GoTo Web site. GoTo's agreements with affiliates vary in duration and terms. There can be no assurance that we will be successful in renewing any of these agreements or entering into new distribution agreements on commercially acceptable terms.

OUR SUCCESS DEPENDS UPON ACHIEVING A LARGE AND ACTIVE BASE OF ADVERTISERS AND CONSUMERS.

        Our ability to increase the volume of transactions on our service and the amounts bid by our advertisers is dependent upon achieving market acceptance by having more advertisers and consumers using our services. Most potential advertisers have only limited experience advertising on the Internet and have not devoted a significant portion of their advertising expenditures to Internet advertising. Advertising through priority placement on our services in particular has been introduced only recently, and we cannot predict the level of its acceptance as an advertising medium. Our services may not achieve significant acceptance by consumers. Among other things, because our services prioritize search results based on advertising bids associated with keywords rather than on algorithmic or other traditional search and retrieval technologies, consumers may perceive our results to be less objective than those provided by traditional search methods. Failure to achieve and maintain a large and active base of advertisers and consumers could have a material adverse effect on our business, operating results and financial condition.

OUR SUCCESS IS DEPENDENT UPON FURTHER DEVELOPING AND ENHANCING THE AFFILIATE NETWORK.

        We believe that our success in penetrating our target markets depends in part on our ability to further develop and maintain relationships with affiliates, who provide their users with GoTo services on their sites or direct their traffic to our Web site. We believe these relationships are important to facilitate broad market acceptance of our services and enhance our sales. Our ability to attract consumers to our services is dependent upon the growth of our affiliate network, which is new and unproven. Our agreements with some of our affiliates are generally terminable at will by either party at any time. The loss of our agreements with our existing affiliates could damage our business. If we are unable to successfully develop and maintain relationships with affiliates, our business, operating results and financial condition may be materially and adversely affected.

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

OUR INDUSTRY IS HIGHLY COMPETITIVE, AND WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO COMPETE EFFECTIVELY.

        GoTo competes with online services, other Web sites and advertising networks such as DoubleClick Inc. and 24/7 Media, Inc., as well as traditional offline media such as television, radio and print for a share of advertisers' total advertising budgets. We believe that the number of companies selling Web-based advertising and the available inventory of advertising space has recently substantially increased. Accordingly, GoTo may face increased pricing pressure for the sale of advertisements and direct marketing opportunities, which could have a material adverse effect on our business, operating results and financial condition.

        GoTo also competes with providers of Web directories, search, auction and information services, all of which offer services competitive to GoTo, including, among others, AltaVista, Amazon.com, Inc., Ask Jeeves, Inc., CNET, Inc., eBay, Excite@Home, Inc. (including WebCrawler and Magellan), FindWhat, Google, Inc., Inktomi Corporation, LookSmart, Ltd., Microsoft Corporation (LinkExchange, Inc. and msn.com), Terra Lycos, Inc. (including HotBot) and Yahoo! Inc. In addition, PRIMEDIA, which owns About.com, offers a product called Sprinks, which is a pay-per-click advertising service, and there are other companies that offer directly competing services as well.

        Many of these competitors, as well as potential entrants into our market, have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Many of these current and potential competitors can devote substantially greater resources to promotion and Web site and systems development than we can. In addition, as the use of the Internet and other online services increases, larger, well-established and well-financed entities may continue to acquire, invest in or form joint ventures with providers of Web directories, search and information services or advertising solutions, and existing providers of Web directories, search and information services or advertising solutions may continue to consolidate. In addition, providers of Internet browsers and other Internet products and services who are affiliated with providers of Web directories and information services in competition with the GoTo service may more tightly integrate these affiliated offerings into their browsers or other products or services. Any of these trends would increase the competition we face and could have a material adverse effect on our business, operating results and financial condition.

WE ARE DEPENDENT UPON MAINTAINING AND EXPANDING OUR COMPUTER AND COMMUNICATIONS SYSTEMS.

        Our failure to achieve or maintain high capacity data transmission without system downtime and to achieve improvements to our transaction processing systems, network infrastructure and accounting systems could have a material adverse effect on our business, operating results and financial condition. We believe that our current transaction-processing systems and network infrastructure are insufficient to support our future growth. Although we are enhancing and expanding our transaction-processing systems and network infrastructure, we have experienced occasional systems interruptions and infrastructure failures, which we believe will continue to occur.

A SIGNIFICANT PORTION OF OUR REVENUE IS CONCENTRATED AMONG A LIMITED NUMBER OF ADVERTISERS.

        If our major advertisers were to substantially cut back their advertising or stop using our services, our business would be seriously harmed. A majority of our total revenue is derived from a small proportion of our advertisers. We believe that a substantial amount of revenue from advertising sales in any given future period may come from a relatively small number of advertisers. We do not have formal contractual relationships with many of our advertisers, and when we do have contracts, all are terminable at any time by the advertiser. As a result, we cannot assure you that any of our advertisers will purchase advertising from us in the future.

CONTINUED ADOPTION OF THE INTERNET AS A METHOD OF CONDUCTING BUSINESS IS NECESSARY FOR OUR FUTURE GROWTH.

        The failure of the Internet to continue to develop as a commercial and business medium could have a material adverse effect on our business, operating results and financial condition. The widespread acceptance and adoption of the Internet by traditional businesses for conducting business and exchanging information is likely only if the Internet provides these businesses with greater efficiencies and improvements.

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

INCREASED SECURITY RISKS OF ONLINE COMMERCE MAY DETER FUTURE USE OF OUR
SERVICES.

        Concerns over the security of transactions conducted on the Internet and the privacy of consumers may also inhibit the growth of the Internet and other online services generally, and online commerce in particular. Our failure to prevent security breaches could significantly harm our business and results of operations. Anyone who is able to circumvent our security measures could misappropriate proprietary information, cause interruptions in our operations or damage our brand and reputation. We do not believe that our data repositories, financial systems and other technology resources are secure from security breaches or sabotage, and we occasionally experience attempts at "hacking" or security breaches. We may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches. Any well-publicized compromise of security could deter people from using the Internet to conduct transactions that involve transmitting confidential information or downloading sensitive materials, which would adversely affect the business of our advertisers and, accordingly, our business.

WE FACE THE RISKS OF SYSTEM FAILURES.

        We currently do not have a disaster recovery plan in effect and do not have fully redundant systems for our services at an alternate site. A disaster such as fire, flood, earthquake, power loss, telecommunications failure, break-in, sabotage or a similar event could severely damage our business and results of operations because our services could be interrupted for an indeterminate length of time. Our operations depend upon our ability to maintain and protect our computer systems, which are located in Pasadena, California and at four offsite locations. These offsite locations are managed by third parties. They are managed by sites in California, Virginia and Ireland.

        California sites exist on or near known earthquake fault zones. The occurrence of a natural disaster or unanticipated problems at our principal headquarters or at a third-party facility could cause minor interruptions or delays in our business, limited loss of data or render us unable to provide some services. In addition, failure by the third-party facility to provide the data communications capacity required by us, as a result of human error, natural disaster or other operational disruptions, could cause interruptions in our service. The occurrence of any or all of these events could adversely affect our reputation, brand and business, which could have a material adverse effect on our business, operating results and financial condition.

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

WE MAY BE UNABLE TO EXECUTE OUR BUSINESS MODEL IN INTERNATIONAL MARKETS.

        One component of our strategy is to expand our operations into selected international markets. For example, we launched our service in the United Kingdom in November 2000 and plan to launch our German speaking marketplace during the first half of 2002. To date, we have only operated internationally in the United Kingdom, and we may be unable to execute our business model in this market or new markets. Further, foreign providers of competing online services may have a substantial advantage over us in attracting users in their country due to more established branding in that country, greater knowledge with respect to the cultural differences of users residing in that country and/or their focus on a single market. We expect to continue to experience higher costs as a percentage of revenues in connection with the development and maintenance of international online services. International markets we have selected may not develop at a rate that supports our level of investment. In particular, international markets typically have been slower than domestic markets in adopting the Internet as an advertising and commerce medium.

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

        Our future success depends upon the continued service of our executive officers and other key technology, marketing, sales and support personnel. None of our officers or key employees is bound by an employment agreement for any specific term. If we lost the services of one or more of our key employees, or if one or more of our executive officers or employees decided to join a competitor or otherwise compete directly or indirectly with us, this could have a material adverse effect on our business, operating results and financial condition.

WE ARE EXPOSED TO RISKS ASSOCIATED WITH CREDIT CARD FRAUD.

        We have suffered losses and may continue to suffer losses as a result of orders placed with fraudulent credit card data, even though the associated financial institution approved payment of the orders. Under current credit card practices, a merchant is liable for fraudulent credit card transactions when, as is the case with the transactions we process, that merchant does not obtain a cardholder's signature. A failure to adequately control fraudulent credit card transactions could have a material adverse effect on our business, operating results and financial condition.

SOME OF OUR ADVERTISERS ARE EMERGING INTERNET COMPANIES THAT REPRESENT CREDIT RISKS.

        Some of our advertisers have limited operating histories, are operating at a loss, have limited cash reserves or have limited access to capital. If any significant part of our customer base experiences financial difficulties, is not commercially successful or is unable to pay our advertising fees for any reason, our business, operating results and financial condition will be materially and adversely affected.

WE FACE RISKS OF CLAIMS FROM THIRD PARTIES FOR INTELLECTUAL PROPERTY INFRINGEMENT AND OTHER MATTERS THAT COULD ADVERSELY AFFECT OUR BUSINESS.

        Our services operate in part by making Internet services and content available to our users. This creates the potential for claims to be made against us, either directly or through contractual indemnification provisions with third parties. These claims might, for example, be made for defamation, negligence, copyright, trademark or patent infringement, personal injury, invasion of privacy or other legal theories. Allegations are made against us from time to time concerning these types of claims. Any claims could result in costly litigation and be time consuming to defend, divert management's attention and resources, cause delays in releasing new or upgrading existing services or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. There can be no assurance that our services do not infringe the intellectual property rights of third parties. A successful claim of infringement against us and our failure or inability to license the infringed or similar technology could have a material adverse effect on our business, operating results and financial condition.

        On November 3, 2000, GoTo was served with a summons and complaint by MercExchange Inc. alleging patent infringement relating to GoTo's online auction and shopping services. The action is pending in the U.S. District Court in the Eastern District of Virginia. GoTo is currently investigating the merits of this claim.

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

        We are aware that certain other companies are using or may have plans to use the terms "GoTo," "Go," "Go2" and variations of these terms as part of a company name, domain name, trademark or service mark. In addition, we have received notice from companies claiming superior rights to marks such as these. In April 2001, GoTo entered into an agreement with a third-party where GoTo agreed to assign its rights in the GoTo name to such third-party, and to change its name by September 15, 2001. We cannot assure you that third parties will not claim such superior rights or that we will not be subject to infringement claims. A successful infringement claim by the owner of a mark including "GoTo," "Go," "Go2" or a variation could require us to change our name or our logo earlier than we anticipate, which would be expensive and disruptive to our business, and could result in damages. Further, despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our services, technology and other intellectual property, and we cannot be certain that the steps we have taken will prevent any misappropriation or confusion among consumers and advertisers.

        On October 26, 2000, GoTo announced its intent to change its corporate name and expects to make such a change during 2001. If the new name has a URL that belongs to a third party, that URL or other rights may be difficult to acquire and may delay our planned name change. There are also certain costs associated with the planned name change, which may increase depending on, among other things, the availability of the URL and other rights belonging to third parties.

WE MAY LOSE PUBLIC RECOGNITION FROM OUR NAME CHANGE.

        GoTo plans to change its corporate name and expects to make such a change in the third quarter of 2001. The possible loss of public recognition with our advertisers, consumers, affiliates and investors could have a material adverse effect on our business, operating results and financial condition.

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

        We may make investments in or acquire complementary products, technologies and businesses. These acquisitions and investments could disrupt our ongoing business, distract our management and employees and increase our expenses. If we acquire a company, we could face difficulties in assimilating that company's personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. Acquisitions of additional services or technologies also involve risks of incompatibility and the need for integration into our existing services and marketing, sales and support efforts. If we finance the acquisitions by issuing equity securities, this could dilute our existing stockholders. Any amortization of goodwill or other assets, or other charges resulting from the costs of these acquisitions could have a material adverse effect on our business, operating results and financial condition.

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

WE MAY INCUR LIABILITIES FOR THE ACTIVITIES OF USERS OF OUR SERVICE.

        The law relating to the liability of providers of online services for activities of their users is currently unsettled and could damage our business. We do not carry insurance that will indemnify us for liability for activities of our users. We cannot assure you that GoTo will successfully avoid civil or criminal liability for unlawful activities carried out by users of our service. The imposition upon GoTo of potential liability for unlawful activities of users of our service could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources or to discontinue certain service offerings. Any costs incurred as a result of such liability or asserted liability could have a material adverse effect on our business, operating results and financial condition.

WE HAVE BROAD DISCRETION TO USE OUR CAPITAL AND HOW WE INVEST THESE PROCEEDS MAY NOT YIELD A FAVORABLE RETURN.

        Our management can spend our capital in ways with which the stockholders may not agree.

FUTURE SALES OF OUR COMMON STOCK BY OUR STOCKHOLDERS MAY DEPRESS OUR STOCK
PRICE.

        If our stockholders sell substantial amounts of common stock in the public market, including shares issued upon the exercise of outstanding options, the market price of our common stock could fall. Up to approximately 52.9 million shares of common stock outstanding at March 31, 2001 may be available for sale in the public market, except for 2.4 million shares that are subject to repurchase by GoTo and transfer restrictions as a result of vesting agreements.

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

        International revenues from GoTo's foreign subsidiaries were less than 1% of total revenues in the quarter ended March 31, 2001. International sales are made from GoTo's United Kingdom operations and are denominated in the local currency. This subsidiary and our other foreign subsidiary in Ireland also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

        GoTo's international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the impact of changes in these or other factors could have a material adverse effect on our business, operating results and financial condition.

        GoTo's exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to GoTo's foreign sales subsidiaries. These intercompany accounts are denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. GoTo is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on GoTo in the quarter ended March 31, 2001 was not material.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On November 3, 2000, GoTo was served with a summons and complaint by MercExchange, Inc. The action is pending in the U.S. District Court in the Eastern District of Virginia. The action alleges patent infringement and apparently relates to online auction and online shopping. GoTo is currently investigating the merits of this claim.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        During the quarter ended March 31, 2001, GoTo used approximately $1.7 million of the proceeds from its initial public offering to fund on-going operations and capital expenditures for computer hardware and software.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

None

(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 15, 2001                          GOTO.COM, INC.

                                            By  /s/ Todd Tappin
                                               --------------------------------
                                                    Todd Tappin
                                                    Chief Financial Officer
                                                    (Duly Authorized Officer and
                                                    Principal Financial Officer)