Form 10-Q
period 2001-06-30
GOTO COM INC
filed 2001-08-07
CIK 1060439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

Commission File Number 000-26365

GOTO.COM, INC.

(Exact name of Registrant as specified in its charter)

Delaware	95-4652060
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

74 North Pasadena Avenue 3rd Floor
Pasadena, California 91103

(Address of principal executive offices)

Telephone: (626) 685-5600

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

53,020,821 shares of Common Stock, $0.0001 par value, as of June 30, 2001.

GOTO.COM, INC.

		PAGE NO.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000	3

	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2001 and 2000	4

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	23

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 4.	Submission of Matters To a Vote of Security Holders	24

Item 6.	Exhibits and Reports on Form 8-K	25

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOTO.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amount)

	June 30,	December 31,
	2001	2000

	(unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$17,818	$12,986

Short-term investments	40,560	41,694

Accounts receivable, net	7,925	5,365

Prepaid expenses and other	3,293	1,970

Prepaid marketing expenses	14,275	23,605

Total current assets	83,871	85,620

Property and equipment, net	29,002	26,076

Intangible assets, net	2,625	3,234

Restricted investments	5,720	5,564

Long-term investments	2,533	293

Other assets	700	626

Total assets	$124,451	$121,413

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$29,509	$23,284

Accrued expenses	5,280	4,148

Deferred revenue	6,460	4,441

Current portion of capital lease obligations	446	791

Total current liabilities	41,695	32,664

Other long-term liabilities	211	576

Long-term capital lease obligations	—	78

Stockholders’ equity:

Common Stock, $0.0001 par value, 200,000 shares authorized:

Shares issued and outstanding — 53,021 and 52,566 for June 30, 2001 and December 31, 2000, respectively	5	5

Additional paid-in capital	595,442	591,239

Deferred compensation, net	(1,175)	(1,128)

Accumulated deficit	(511,605)	(502,026)

Accumulated other comprehensive income (loss)	(122)	5

Total stockholders’ equity	82,545	88,095

Total liabilities and stockholders’ equity	$124,451	$121,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOTO.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenue	$62,463	$21,011	$114,422	$38,226

Cost of revenue (A)	5,157	2,813	9,870	5,418

Gross profit	57,306	18,198	104,552	32,808

Operating expenses:

Marketing, sales and service (A)	43,638	18,267	85,213	34,581

General and administrative (A)	12,053	8,055	21,118	14,322

Product development (A)	3,240	4,262	6,939	6,463

Amortization of deferred compensation (A)	202	375	438	800

Write-off of acquired in-process research and development	—	—	—	7,550

Amortization of intangible assets	292	30,578	609	44,532

Loss on closure of GoTo Shopping	1,499	—	1,499	—

Loss on disposition of GoTo Auctions	2,112	—	2,112	—

	63,036	61,537	117,928	108,248

Loss from operations	(5,730)	(43,339)	(13,376)	(75,440)

Other income:

Interest income, net	833	1,511	1,788	3,058

Other income, net	2,017	21,512	2,009	21,557

Net loss	$(2,880)	$(20,316)	$(9,579)	$(50,825)

Basic and diluted net loss per share	$(0.06)	$(0.42)	$(0.19)	$(1.09)

Weighted average shares used to compute basic and diluted net loss per share	50,906	48,007	50,562	46,657

(A) If deferred compensation were allocated to expense categories, it would be allocated as follows:

Cost of revenue	$—	$1	$1	$3

Marketing, sales and service	36	148	90	251

General and administrative	166	214	336	509

Product development	—	12	11	37

Total amortization of deferred compensation	$202	$375	$438	$800

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOTO.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands; unaudited)

	Six Months Ended
	June 30,

	2001	2000

Cash Flows from Operating Activities:

Net loss	$(9,579)	$(50,825)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Amortization of deferred stock option compensation	438	800

Accretion of discounts from the purchase of short-term and long-term investments	(345)	(797)

Non-cash portion of closure and disposition charges	2,999	—

Write-off of acquired in-process research and development	—	7,550

Depreciation and amortization	7,062	3,097

Amortization of intangible assets	609	44,532

Changes in operating assets and liabilities:

Accounts receivable	(2,561)	(2,184)

Prepaid expenses and other	(1,418)	(317)

Prepaid marketing expenses	9,330	1,691

Accounts payable and accrued expenses	6,438	(1,291)

Deferred revenues	2,193	583

Net cash provided by (used in) operating activities	15,166	(2,839)

Cash Flows from Investing Activities:

Proceeds from (purchases of) short-term and long-term investments, net	(922)	21,436

Capital expenditures for property and equipment	(11,998)	(13,123)

Net cash used in acquisition	—	(863)

Other assets	(119)	(542)

Net cash (used in) provided by investing activities	(13,039)	6,908

Cash Flows from Financing Activities:

Proceeds from the issuance of common stock	3,221	1,930

Repayments under lease line	(394)	(339)

Repayment of debt	—	(767)

Net cash provided by financing activities	2,827	824

Effect of exchange rate changes on cash and cash equivalents	(122)	—

Net increase in cash and cash equivalents	4,832	10,571

Cash and cash equivalents at beginning of period	12,986	11,914

Cash and cash equivalents at end of period	$17,818	$22,485

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOTO.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY, BASIS OF PRESENTATION

     GoTo.com, Inc. (the Company or GoTo) is the leader in Pay-For-Performance search on the Internet. We introduce consumers and businesses that search the Internet to advertisers who bid for placement in our search results, which are ranked by the advertisers’ bid price. Advertisers pay us only when consumers and businesses click through to the advertisers’ search listings, so we refer to our service as Pay-For-Performance search. We provide consumers and businesses with relevant search results by charging advertisers for each paid introduction, or clickthrough, and by requiring advertisers to bid only on keywords that are relevant to their offering. We distribute our search results to consumers and businesses through our affiliates, a network of portals, Web browsers, Internet service providers and other Web properties, as well as through our own Web site. We believe our service offers advertisers a highly targeted, controllable and cost-effective marketing solution and provides affiliates with incremental revenue and a relevant search service.

     GoTo was incorporated on September 15, 1997 in the state of Delaware and officially launched its service on June 1, 1998. The Company operates in one reportable business segment. GoTo plans to change its corporate name and expects to make such a change in the third quarter of 2001. In April 2001, GoTo entered into an agreement with a third-party, whereby GoTo agreed to assign its rights in the GoTo name to such third-party and to change its name by October 15, 2001.

     The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ materially from those estimates.

     The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The adjustments include only normal recurring adjustments except that the unaudited condensed consolidated financial statements also include the following adjustments: the write-off during the quarter ended March 31, 2000 of approximately $7.6 million of in-process research and development associated with GoTo’s acquisition of Cadabra Inc. (Cadabra), which GoTo operated as “GoTo Shopping” and other income during the second quarter of 2000 of approximately $21.5 million for the settlement of GoTo’s trademark infringement lawsuit against The Walt Disney Company. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

     These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

2. COMPREHENSIVE INCOME (LOSS)

     The Company accounts for comprehensive income (loss) in accordance with Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income.” SFAS 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined therein, refers to revenues, expenses, gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders’ equity. Total comprehensive loss for the quarter ended June 30, 2001 approximated net loss.

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

     Options to purchase approximately 7.8 million and 5.2 million shares of common stock were outstanding as of June 30, 2001 and 2000, respectively. In addition, as of June 30, 2001, there were approximately 1.2 million shares of unvested common stock outstanding, which are subject to repurchase by GoTo.

4. LITIGATION

     On November 3, 2000, GoTo was served with a summons and complaint by MercExchange, L.L.C., alleging patent infringement relating to GoTo’s online auction and shopping services. On June 1, 2001, GoTo entered into a settlement agreement and release with MercExchange, under which MercExchange agreed to dismiss the litigation in exchange for a cash payment, the amount of which was paid from the escrow funds created in connection with GoTo’s acquisitions of AuctionRover and Cadabra. In addition, legal fees and other expenses paid by GoTo to defend this litigation were reimbursed to GoTo from the escrow funds and are recorded in other income, net.

     On June 19, 2001, InternetFuel.com, Inc. filed a complaint against GoTo in the Superior Court of the State of California for the County of Los Angeles. The complaint alleges that GoTo wrongfully terminated an agreement pursuant to which InternetFuel participated in GoTo’s affiliate program. The complaint also alleges libel for messages allegedly placed by GoTo on an Internet forum, and it contains claims of unfair business practices. The complaint seeks, among other remedies, monetary damages for the value of the terminated agreement and for alleged harm to InternetFuel’s reputation, punitive and exemplary relief and an injunction against alleged unfair business practices. GoTo is currently investigating InternetFuel.com’s allegations and believes that it has meritorious defenses to the complaint. GoTo intends to contest the allegations vigorously.

     Although GoTo has not been served, GoTo understands that in July 2001, several purported class action lawsuits were filed in the United States District Court, Southern District of New York against certain underwriters involved in GoTo’s initial public offering, GoTo and certain of GoTo’s current directors and officers. The lawsuits allege, among other things, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 involving undisclosed compensation to the underwriters, and improper practices by the underwriters and seek unspecified damages. GoTo believes that it has meritorious defenses to the allegations and intends to vigorously defend against the actions

5. RELATED PARTY TRANSACTIONS

     In January 2000, GoTo entered into an arrangement to lease approximately 58,000 square feet of office space from Bill Gross’ idealab!. GoTo is obligated to make total lease payments of approximately $7.1 million commencing on January 15, 2000 and terminating on October 31, 2004. Total payments for the lease were approximately $1.0 million and $0.9 million for the six months ended June 30, 2001 and 2000, respectively. Management believes these amounts were materially representative of the fair value of the lease.

     During the six months ended June 30, 2001 and 2000, GoTo recorded approximately $146,000 and $211,000, respectively, of search listing advertising revenue from Bill Gross’ idealab!. Management believes the amounts paid by Bill Gross’ idealab! were materially representative of the fair value of advertising services provided.

     On March 3, 2000, GoTo entered into a Stockholder Agreement with Bill Gross’ idealab!, which provides, among other things, that Bill Gross’ idealab! will not and will cause its affiliates not to, directly or indirectly, except with the prior written consent of our Board of Directors and, without limitation, a majority of our directors who are not, and have not been for the previous twelve months, affiliates of Bill Gross’ idealab! or any of its affiliates or associates:

•	become a beneficial owner of 35% or more of the outstanding common stock of GoTo;

•	transfer beneficial ownership of any common stock of GoTo except (A) pursuant to the terms of a merger, consolidation or liquidation of, or tender offer or other business combination transaction with respect to GoTo, in each case approved by our Board of Directors and, without limitation, by a majority of our directors who are not, and have not been for the previous twelve months, affiliates of Bill Gross’ idealab! or any of its affiliates or associates; (B) pro rata distributions by certain of the affiliated venture funds of Bill Gross’ idealab! of shares of common stock of GoTo to their limited partners consistent with past practice, or (C) other transfers to third parties, provided that any such third party (together with any of its affiliates and associates) would not, to the knowledge of Bill Gross’ idealab! after inquiry, following the completion of such transfer, beneficially own 15% or more of the outstanding common stock of GoTo; or

•	knowingly assist or advise, or knowingly provide or arrange financing to facilitate, another person or entity, or group of persons or entities acting in concert, to become the beneficial owner of 15% or more of the outstanding common stock of GoTo.

     The Stockholder Agreement also provides that, until March 3, 2002, so long as Bill Gross’ idealab! is the beneficial owner of at least 20% of the outstanding common stock of GoTo, GoTo will not, without the prior written consent of Bill Gross’ idealab!, adopt a “shareholder rights plan” (commonly referred to as a “poison pill”); provided, however, that if, in the good faith judgment of GoTo’s Board, after consideration of its fiduciary duties, adoption of such a shareholder rights plan would be in the best interests of GoTo’s shareholders, GoTo may adopt such a shareholder rights plan without the consent of Bill Gross’ idealab! so long as the percentage thresholds set forth in such plan are no more restrictive to Bill Gross’ idealab! than the terms of the Stockholder Agreement. If GoTo adopts a shareholder rights plan, the Stockholder Agreement will terminate and be of no further force or effect.

6. RESTRICTED INVESTMENTS

     In August 2000, GoTo entered into a 19-month agreement under which America Online, Inc. (AOL) will display GoTo’s Pay-For-Performance search listings on the search results page of AOL, AOL.com and Netscape’s Netcenter. The agreement calls for a guaranteed payment by GoTo of $50 million over the term of the agreement. As part of the guaranteed payment, GoTo issued to AOL a letter of credit for the benefit of AOL in the amount of $5 million. In order to secure payment of the letter of credit, GoTo holds approximately $5.7 million on deposit with a bank, which funds are restricted until the termination of the letter of credit in March 2002.

7. AFFILIATE COMMITMENTS

     GoTo is obligated to make guaranteed payments totaling approximately $25.6 million, $25.1 million and $12.3 million for the remainder of 2001, and in 2002 and 2003, respectively, under contracts to provide search services to its affiliates.

8. ASSET WRITE-DOWN

     GoTo is in dispute over equipment purchased from MTI Technology Corp. that did not meet its technical specifications. GoTo recorded a charge of approximately $1.3 million to write-down the equipment during the quarter ended June 30, 2001. The charge was recorded in General and Administrative expenses in the condensed consolidated statement of operations.

9. LOSS ON CLOSURE OF GOTO SHOPPING AND DISPOSITION OF GOTO AUCTIONS

     GoTo operated a consumer-shopping site, GoTo Shopping, which began operations in January 2000. On April 30, 2001, GoTo closed the GoTo Shopping operations and recorded a charge for restructuring and exit costs. The charge included approximately $208,000 of cash termination benefits associated with the involuntary termination of 21 GoTo Shopping employees. The terminations of these positions, primarily in sales and service and product development functions, were completed by June 30, 2001. The charge also included approximately $486,000 for non-cash termination benefits related to the acceleration of options; approximately $256,000 for fixed asset write-downs; approximately $485,000 for the remaining lease payments on a facility lease which GoTo has not been able to sub-lease which was accrued as of June 30, 2001; and other exit costs of approximately $64,000. These costs were included in the Loss on Closure of GoTo Shopping in the condensed consolidated statement of operations. Cash payments were funded from operations and did not have a significant impact on GoTo’s liquidity.

     GoTo operated an auction service, GoTo Auctions, which began operations in May 2000. On June 29, 2001, GoTo completed a management buyout of GoTo Auctions, whereby the operating management of GoTo Auctions purchased GoTo Auctions’ assets from GoTo. The newly formed company is called ChannelAdvisor Corporation. GoTo received a minority stake of 18.5% in this new corporation, whose goal is to provide online and offline businesses with the ability to leverage online auctions as a channel of distribution. In connection with the management buyout, GoTo recorded a charge for the disposition of certain assets and exit costs. The charge included approximately $280,000 of cash termination benefits associated with the involuntary termination of 31 GoTo Auctions employees. The terminations of these positions, primarily in sales and service and product development functions, were completed by June 30, 2001. The charge also included approximately $1.8 million for fixed asset write-downs and $80,000 for other exit costs. These costs were included in Loss on Disposition of GoTo Auctions in the condensed consolidated statement of operations. Cash payments were funded from operations and did not have a significant impact on GoTo’s liquidity.

10. SUBSEQUENT EVENT

     On July 5, 2001, GoTo completed a follow-on offering of 3,750,000 primary shares of its common stock. GoTo’s sale of its shares raised net proceeds of approximately $58.2 million for the company. In addition, as part of the offering, Bill Gross’ idealab! sold 4,875,000 of its shares in GoTo and decreased its ownership stake in GoTo to approximately 15.4% of the outstanding common stock in GoTo.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS DOCUMENT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES INCLUDING STATEMENTS RELATED TO THE EXPECTED GROWTH OF OUR AFFILIATE PROGRAM, THE AMOUNT OF TRAFFIC THAT WILL BE DIRECTED TO US FROM OUR AFFILIATES IN THE FUTURE, THE TIMING AND AMOUNT OF ANY INCREASE IN OUR AVERAGE MONTHLY PRICE PER PAID INTRODUCTION, THE TIMING AND AMOUNT OF OUR NUMBER OF PAID INTRODUCTIONS, THE AMOUNT OF FUTURE ADVERTISER SPENDING WITH GOTO, FLUCTUATION IN THE PRICE OF OUR COMMON STOCK, CHANGES IN OUR QUARTER-TO-QUARTER FINANCIAL RESULTS AND THE LIKELIHOOD OF INCREASED COMPETITION. WE USE WORDS SUCH AS “ANTICIPATES,” “BELIEVES,” “PLANS,” “EXPECTS,” “FUTURE” AND “INTENDS” AND SIMILAR EXPRESSIONS TO IDENTIFY FORWARD-LOOKING STATEMENTS. YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH APPLY ONLY AS OF THE DATE OF THIS DOCUMENT. GOTO UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY OR REVISE ANY FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE IN OUR FORWARD-LOOKING STATEMENTS FOR MANY REASONS, INCLUDING WITHOUT LIMITATION THE RISKS DESCRIBED IN “RISKS THAT COULD AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” BELOW.

OVERVIEW

     GoTo is the leader in Pay-For-Performance search on the Internet. We introduce consumers and businesses that search the Internet to advertisers who bid for placement in our search results, which are ranked by the advertisers’ bid price. Advertisers pay us only when consumers and businesses click through to the advertisers’ search listings, so we refer to our service as Pay-For-Performance search. We provide consumers and businesses with relevant search results by charging advertisers for each paid introduction, or clickthrough, and by requiring advertisers to bid only on keywords that are relevant to their offering. We distribute our search results to consumers and businesses through our affiliates, a network of portals, Web browsers, Internet service providers and other Web properties, as well as through our own Web site. We believe our service offers advertisers a highly targeted, controllable and cost-effective marketing solution and provides affiliates with incremental revenue and a relevant search service.

     GoTo was incorporated in September 1997 and has approximately a three-year operating history. We launched a proof-of-concept version of our search service in the fiscal year ended December 31, 1997. Our Pay-For-Performance service was announced in February 1998, and following further proof-of-concept testing, was officially launched in June 1998. GoTo has devoted significant resources to launching and expanding its search service, including developing an infrastructure and building a management team. GoTo’s losses for the six months ended June 30, 2001 and the year ended December 31, 2000 were approximately $9.6 million and $458.6 million, respectively. GoTo intends to change its corporate name and Nasdaq symbol by October 15, 2001. In April 2001, GoTo entered into an agreement with a third party, whereby GoTo agreed to assign its rights in the GoTo name to such third party and to change its name by October 15, 2001.

     The losses in 2000 include $432.4 million of non-cash charges, consisting of $115.6 million of amortization of intangibles resulting from our acquisitions of Cadabra, AuctionRover and the assets of SearchUP, a write-off of approximately $7.6 million for acquired in-process research and development and a $309.3 million write-down of impaired goodwill associated with the Cadabra and AuctionRover acquisitions. Through the acquisition of Cadabra in January 2000, GoTo operated a comparison-shopping site, GoTo Shopping. On April 30, 2001, GoTo closed its comparison-shopping site. Through the acquisition of AuctionRover in May 2000, GoTo operated an auction service, GoTo Auctions. On June 29, 2001, GoTo completed a management buyout of GoTo Auctions, whereby the operating management of GoTo Auctions purchased GoTo Auctions’ assets from GoTo. The newly formed company is called ChannelAdvisor Corporation. GoTo retains a minority stake of 18.5% in this new corporation, whose goal is to provide online and offline businesses with the ability to leverage online auctions as a channel of distribution. In connection with the disposition of the GoTo Auctions and closure of GoTo Shopping operations, GoTo incurred a one-time charge of approximately $2.1 million and $1.5 million, respectively, in the quarter ending June 30, 2001.

     A significant component of our expenses consists of costs incurred to attract consumers and businesses to our service through our affiliate network. We expect to continue to rely upon these sources for a significant proportion of searches conducted on our service. Our future success is dependent upon increasing the revenue we derive from this traffic.

International Expansion

     We launched our service in the United Kingdom in November 2000 and plan to launch our German-speaking search service during the first half of 2002. Our international expansion will require continued investment, and we expect to incur losses to build internal infrastructure and grow our advertiser and affiliate bases overseas.

RESULTS OF OPERATIONS

     Revenue. Revenue was approximately $62.5 million for the quarter ended June 30, 2001 compared to approximately $21.0 million for the quarter ended June 30, 2000. Revenue was approximately $114.4 million for the six months ended June 30, 2001 compared to approximately $38.2 million for the six months ended June 30, 2000. The increase was the result of continued growth of our search service and the corresponding constituents, our advertisers and the number of consumers and businesses using our services. We do not anticipate our historical revenue growth rate, expressed on a percentage basis, to continue.

     Revenue is generated primarily through paid introductions, that is, the number of clickthroughs that users make on advertisers’ search listings. Revenue is recognized when earned based on clickthrough activity to the extent that the advertiser has deposited sufficient funds with us or collection is probable. Revenue also consists of banner advertising, which constituted less than 5 percent of our revenue for the quarter ended June 30, 2001. GoTo has no barter transactions. Banner advertisement revenue is recognized when earned under the terms of the contractual arrangement with the advertiser or advertising agency, provided that collection is probable.

     The number of paid introductions for each of the last twelve fiscal quarters is as follows:

NUMBER OF PAID INTRODUCTIONS	FOR THE QUARTER ENDED

323 million	June 30, 2001

314 million	March 31, 2001

228 million	December 31, 2000

114 million	September 30, 2000

93 million	June 30, 2000

88 million	March 31, 2000

73 million	December 31, 1999

54 million	September 30, 1999

31 million	June 30, 1999

15 million	March 31, 1999

7 million	December 31, 1998

2 million	September 30, 1998

     The average price per paid introduction results from advertisers’ online bidding for priority placement in the search results. The average price per paid introduction for each of the last twelve fiscal quarters is as follows:

AVERAGE PRICE PER PAID INTRODUCTION	FOR THE QUARTER ENDED

$0.19	June 30, 2001

0.16	March 31, 2001

0.17	December 31, 2000

0.21	September 30, 2000

0.21	June 30, 2000

0.19	March 31, 2000

0.17	December 31, 1999

0.14	September 30, 1999

0.11	June 30, 1999

0.08	March 31, 1999

0.05	December 31, 1998

0.03	September 30, 1998

     We believe the increase in the number of paid introductions from March 31, 2001 to June 30, 2001 was primarily due to the full quarter effects of our affiliate partnerships with Direct Hit, Net Zero, iWon, and The Walt Disney Company (operators of go.com) and the expansion of our browser deal with Microsoft, which increase was partially offset by seasonality. Based on our experience, Internet usage is generally lower from April to September. GoTo believes the number of paid introductions in the third quarter of 2001 could be flat or slightly lower than the previous quarter due to what we believe will be a downward seasonality trend of general Internet usage in the third quarter. We believe that the average price per paid introduction increased as a result of a more stable supply of traffic; new advertisers coming online at higher price per click due to our new sales programs; and the raising of the minimum bid price for new advertisers for a search listing from $0.01 to $ 0.05. In addition, advertisers are increasing their budgets with GoTo, as the average spend per advertiser in the quarter ended June 30, 2001 rose by 10% over the previous quarter and by 14% in the quarter ended March 31, 2001 compared to the quarter ended December 31, 2000. GoTo believes that the continued increase in the number of advertisers promotes competition among advertisers for priority placement in search results and therefore causes our average price per paid introduction to increase. We believe the average price per click will increase modestly throughout the remainder of this year. However, we cannot assure that the average price per click will increase, that it will not decrease from historical levels or the rate of any increase.

     We believe the quarterly number of paid introductions and average monthly price per paid introduction listed above are not necessarily indicative of future results. While we believe our average monthly price per paid introduction will grow throughout this year; it is difficult to forecast this growth, since advertisers, rather than GoTo, determine the price paid for each introduction. We do not anticipate our historical revenue growth rate, expressed on a percentage basis, to continue. Our growth rate and results depend on our ability to continue to increase the number of advertisers who use our service, the amount our advertisers spend on our service and the number of consumers and businesses who use our service. We anticipate these variables to fluctuate, affecting our growth rate and results.

     Our growth is dependent on obtaining additional traffic and increasing the average price per paid introduction. During the quarter ended June 30, 2001 approximately 30% of GoTo’s total traffic came from our portal affiliates, including but not limited to AOL, AltaVista and Terra Lycos; approximately 25 % came from browser affiliates, Microsoft’s Internet Explorer and Netscape’s browser product; approximately 40% of the total traffic came from other affiliates; and less than 5% came directly to the GoTo Web site. In August 2000, GoTo and AOL entered into a 19-month distribution agreement under which AOL displays GoTo’s listings on the search results pages of AOL, AOL.com and Netscape’s Netcenter. In November 2000, GoTo and Terra Lycos entered into a three-year distribution agreement under which GoTo’s listings were added to Lycos.com and HotBot search results. In November 2000, GoTo and AltaVista entered into an 18-month distribution agreement under which GoTo provides AltaVista’s search service users with GoTo’s listings on select search results pages of AltaVista. In January 2001, we extended our existing agreement with Microsoft for an additional year, which will allow for continued traffic from their Internet Explorer 4 and Internet Explorer 5 browsers until January 2002. In June 2001, GoTo entered into an additional agreement with Microsoft, which expires on June 30, 2002, to include the GoTo search service on the Internet Explorer 4 and Internet Explorer 5 MSN Search Pane. Our Premier Provider Agreement with Netscape expired on June 30, 2001, however we continue to receive traffic from this source and are currently negotiating to extend this agreement. We must renew our affiliate agreements or replace any lost traffic with other sources and grow our advertising base; otherwise, our revenue may be materially, adversely affected.

     Cost of Revenue. Cost of revenue consists primarily of costs associated with serving our search results and maintaining our Web site, plus fees paid to outside service providers that provide and manage the unpaid listings that we distribute on our Web site and those of some of our affiliates. Costs associated with serving our search results and maintaining our Web site include depreciation of Web site equipment, co-location charges for our Web site equipment, software license fees and salaries of related personnel. Cost of revenue was approximately $5.2 million for the quarter ended June 30, 2001 compared to approximately $2.8 million for the quarter ended June 30, 2000. Cost of revenue was approximately $9.9 million for the six months ended June 30, 2001 compared to approximately $5.4 million for the six months ended June 30, 2000. The increase was primarily due to increased database and hardware capacity requirements, an increase in the number of personnel required to support our service and increased fees paid to outside service providers. We anticipate cost of revenue to continue to increase in absolute dollars as our traffic increases.

     Marketing, Sales and Service. Marketing, sales and service expenses consist primarily of our payments to affiliates and payroll and related expenses for personnel engaged in marketing, sales and customer service functions. Marketing sales and service expenses were approximately $43.6 million for the quarter ended June 30, 2001 compared to approximately $18.3 million for the quarter ended June 30, 2000. Marketing, sales and service expenses were approximately $85.2 million for the six months ended June 30, 2001 compared to approximately $34.6 million for the six months ended June 30, 2000. The increase was primarily due to an increased number of affiliates and associated traffic directed from these affiliates. We believe that continued investment in marketing, sales and service and in the increased distribution of our search services, which includes our recent agreements with AOL, AltaVista, Terra Lycos and MSN are critical to attaining our strategic objectives and, as a result, expect these costs to continue to increase in the future. In August 2000, GoTo and AOL entered into a 19-month distribution agreement under which AOL displays GoTo’s listings on the search results pages of AOL, AOL.com and Netscape’s Netcenter. The agreement calls for a guaranteed payment by GoTo of $50 million over the term of the agreement. In November 2000, GoTo and Terra Lycos entered into a three-year distribution agreement under which GoTo’s listings were added to Lycos.com and HotBot search results. In November 2000, GoTo and AltaVista entered into an 18-month distribution agreement under which GoTo provides AltaVista’s search service users with GoTo’s listings on select search results pages of AltaVista. In January 2001, we extended our existing agreement with Microsoft for an additional year, which will allow for continued traffic from their Internet Explorer 4 and Internet Explorer 5 browsers until January 2002. In June 2001, GoTo entered into an additional agreement with Microsoft, which expires on June 30, 2002, to include the GoTo search service on the Internet Explorer 4 and Internet Explorer 5 MSN Search Pane. Costs associated with payments to affiliates were approximately $36.9 million or 59% of revenue for the quarter ended

June 30, 2001 compared to approximately $11.3 million or 54% of revenue for the quarter ended June 30, 2000. Costs associated with payments to affiliates were approximately $71.6 million or 63% of revenue for the six months ended June 30, 2001, compared to approximately $20.3 million or 53% of revenue for the six months ended June 30, 2000. We anticipate these costs will increase in absolute dollars as traffic volume increases, but anticipate costs as a percentage of revenue to slightly decrease throughout 2001.

     General and Administrative. General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel; facilities; professional services, including legal; and insurance and other general corporate expenses. General and administrative expenses were approximately $12.1 million for the quarter ended June 30, 2001 compared to approximately $8.1 million for the quarter ended June 30, 2000. General and administrative expenses were approximately $21.1 million for the six months ended June 30, 2001 compared to approximately $14.3 million for the six months of June 30, 2000. The increase was the result of increased headcount and related expenses, as well as a non-recurring charge for the write-down of assets (see Note 8) and legal costs related to the MercExchange litigation, which legal costs were completely reimbursed as result of the settlement (see Note 4). The reimbursement of legal costs were recorded in other income. We expect general and administrative expenses, excluding the non-recurring charge for the write-down of assets and legal costs related to the MercExchange litigation, to continue to increase as we incur additional costs related to the growth of our business.

     Product Development. Product development expenses consist primarily of payroll and related expenses for personnel responsible for development of features and functionality for our service, as well as costs incurred in the preliminary project and post-implementation stage of computer software developed for internal use. Product development expenses were approximately $3.2 million for the quarter ended June 30, 2001 compared to approximately $4.3 million for the quarter ended June 30, 2000. Product development expenses were approximately $6.9 million for the six months ended June 30, 2001 compared to $6.5 million for the six months ended June 30, 2000. The decrease was primarily due to reduction in staff from the closing of the GoTo Shopping and GoTo Auctions operations. We expect product development expenses will increase for the remainder of 2001.

     Amortization of Deferred Compensation. Certain stock options granted from the inception of GoTo through our initial public offering have been considered to be compensatory for financial accounting purposes. Total compensation resulting from these stock options amounted to approximately $7.8 million. This amount represents the difference between the exercise price of the stock options and the deemed fair value of our common stock at the time of the grants or issuances, adjusted for the return of unvested options or the repurchase of restricted stock resulting from employee terminations. Compensation associated with these stock options is amortized and expensed over the applicable vesting periods using a graded methodology. Approximately $202,000 and $375,000 were amortized and charged to operations for the quarters ended June 30, 2001 and 2000, respectively. Approximately $438,000 and $800,000 were amortized and charged to operations for the six months ended June 30, 2001 and 2000, respectively.

     Amortization of Intangible Assets. In October 2000, GoTo acquired substantially all the assets of SearchUP, Inc. for approximately $3.5 million. GoTo allocated the purchase price to intangible assets acquired based on their estimated fair values as determined by GoTo and is amortizing such amounts on a straight-line basis over three years. Approximately $292,000 and $30.6 million were amortized and charged to operations for the quarters ended June 30, 2001 and 2000, respectively. Approximately $609,000 and $44.5 million were amortized and charged to operations for the six months ended June 30, 2001 and 2000, respectively As a result of the complete write-down of the remaining Cadabra and AuctionRover intangible assets in the quarter ended December 31, 2000, we expect the amortization of intangible assets to remain constant at approximately $300,000 per quarter through 2003 due to the SearchUP acquisition, unless we incur charges associated with the acquisition of additional businesses, assets or technologies.

     Loss on Closure of GoTo Shopping. On April 30, 2001, GoTo closed the GoTo Shopping operations and recorded a charge for restructuring and exit costs. The charge included approximately $208,000 of cash termination benefits associated with the involuntary termination of 21 GoTo Shopping employees. The terminations of these positions, primarily in sales and service and product development functions, were completed by June 30, 2001. The charge also included approximately $486,000 for non-cash termination benefits related to the acceleration of options; approximately $256,000 for fixed asset write-downs; approximately $485,000 for the remaining lease payments on a facility lease which GoTo has not been able to sub-lease which was accrued as of June 30, 2001; and other exit costs of approximately $64,000. These costs were included in the Loss on Closure of GoTo Shopping in the condensed consolidated statement of operations. Cash payments were funded from operations and did not have a significant impact on GoTo’s liquidity.

     Loss on Disposition of GoTo Auctions. On June 29, 2001, GoTo completed a management buyout of GoTo Auctions, whereby the operating management of GoTo Auctions purchased GoTo Auctions’ assets from GoTo. The newly formed company is called ChannelAdvisor Corporation. GoTo received a minority stake of 18.5% in this new corporation, whose goal is to provide online and offline businesses with the ability to leverage online auctions as a channel of distribution. In connection with the management buyout,

GoTo recorded a charge for the disposition of certain assets and exit costs. The charge included approximately $280,000 of cash termination benefits associated with the involuntary termination of 31 GoTo Auctions employees. The terminations of these positions, primarily in sales and service and product development functions, were completed by June 30, 2001. The charge also included approximately $1.8 million for fixed asset write-downs and $80,000 for other exit costs. These costs were included in Loss on Disposition of GoTo Auctions in the condensed consolidated statement of operations. Cash payments were funded from operations and did not have a significant impact on GoTo’s liquidity.

     Other Income. Other income typically consists of returns on cash, cash equivalents and short-term and long-term investments, net of interest expense attributable to leased equipment and debt. Other income was approximately $2.9 million for the quarter ended June 30, 2001 compared to approximately $20.3 million for the quarter ended June 30, 2000. Other income was approximately $2.0 million for the six months ended June 30, 2001 compared to approximately $21.6 million for the six months ended June 30, 2000. In the quarter ended and six months ended June 30, 2001, other income included reimbursement for legal costs associated with the settlement of the MercExchange litigation (see Note 8). Comparatively, in the quarter and six months ended June 30, 2000, other income included the settlement of litigation with The Walt Disney Company.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities totaled approximately $15.2 million and net cash used in operating activities totaled approximately $2.8 million for the six months ended June 30, 2001 and 2000, respectively. The change was due primarily to the improved operating results, rapid growth and increased size and scope of operations partially offset by amortization of prepaid marketing expenses, or affiliate costs, and increase in accrued affiliate payables. Net cash used in investing activities totaled approximately $13.0 million and net cash provided by investing activities totaled approximately $6.9 million for the six months ended June 30, 2001 and 2000, respectively. The change resulted primarily from proceeds of short-term and long-term investments in the six months ended June 30, 2000. Net cash provided by financing activities totaled approximately $2.8 million and $824,000 for the six months ended June 30, 2001 and 2000, respectively. The increase was due primarily to an increase in the amount of proceeds from the exercise of options in 2001 compared to 2000.

     Our principal sources of liquidity consisted of unrestricted cash, cash equivalents and short-term and long-term investments of approximately $60.9 million as of June 30, 2001 and approximately $55.0 million as of December 31, 2000. In addition, on July 5, 2001, GoTo completed a follow-on offering of 3,750,000 primary shares of its common stock. GoTo’s sale of its shares raised net proceeds of approximately $58.2 million for the company. We believe that our cash and liquid investment reserves are sufficient to sustain operations through the foreseeable future. We are obligated to make guaranteed payments totaling approximately $25.6 million, $25.1 million and $12.3 million for the remainder of 2001, and in 2002 and 2003, respectively, under contracts to provide search services to our affiliates.

RISKS THAT COULD AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

WE HAVE A LIMITED OPERATING HISTORY, SO WE CANNOT BE SURE THAT WE WILL BE SUCCESSFUL IN IMPLEMENTING OUR BUSINESS STRATEGY

     GoTo was founded in September 1997, officially launched its service in June 1998, and has a limited operating history. An investor in our common stock must consider the risks and difficulties frequently encountered by companies in new and rapidly evolving markets. These risks include our:

•	complete dependence on online advertising and consumer search services with only limited market acceptance;

•	need to continually develop and upgrade our infrastructure, including internal controls, transaction processing systems, data storage and retrieval systems and Web site;

•	reliance on affiliates to direct consumers and businesses to our service to conduct searches;

•	need to manage changing operations; and

•	dependence upon and need to hire and retain key personnel.

     The GoTo service may not retain its existing, or attract new, advertisers, consumers and businesses, and affiliates, which are Web sites that include GoTo’s Pay-For-Performance search services on their sites or that direct consumer traffic to the GoTo Web site. GoTo may not achieve additional revenues or improve operating margins in future periods. GoTo’s services may not continue to achieve commercial acceptance and, if they do not, our business, operating results and financial condition may be materially and adversely affected.

OUR QUARTERLY FINANCIAL RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS BECAUSE OF MANY FACTORS, AND ANY OF THESE COULD ADVERSELY AFFECT OUR STOCK PRICE

     We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is likely that, in some future quarter, our operating results may be below the expectations of public market analysts and investors and, as a result of these or other factors, the price of our common stock may fall and/or significantly fluctuate. Our operating results have varied widely in the past, and we expect that they will continue to vary widely from quarter to quarter due to a number of factors, including:

•	demand for our services by advertisers, consumers and businesses, including the number of searches performed by consumers and businesses and the rate at which they click through to paid search results;

•	prices paid by advertisers using the GoTo services, which are not determined by GoTo;

•	our costs of attracting consumers and businesses to use GoTo’s services, including costs of exposure on affiliate Web sites;

•	decrease in traffic from our affiliates for any reason, including loss of our agreements with affiliates or demand for the services of affiliates;

•	costs related to agreements with affiliates;

•	ability to protect our business model from competitors;

•	the percentage of GoTo’s search listings that are bidded listings;

•	our ability to significantly increase our affiliate programs;

•	seasonal fluctuations in the use of our service, typical of our industry, in which online traffic has typically been lower in the second and third quarters of the calendar year;

•	the amount and timing of operating costs and capital expenditures relating to expansion of our operations;

•	costs and delays in introducing any new GoTo services and improvements to existing services;

•	our ability to successfully introduce new products or services;

•	changes in the growth rate of Internet usage and acceptance by consumers of e-commerce;

•	technical difficulties, system failures or Internet downtime;

•	government regulations related to the Internet;

•	our ability to upgrade and develop our information technology systems and infrastructure;

•	costs related to any acquisitions or dispositions of technologies or businesses (including one-time charges in the quarter ended June 30, 2001 of approximately $2.1 million and $1.5 million in connection with the disposition of the GoTo Auctions operations and GoTo Shopping operations, respectively); and

•	general economic conditions, as well as those specific to the Internet and related industries.

     As a result of our limited operating history, it is difficult to accurately forecast our revenue, and we have limited meaningful historical financial data upon which to base planned operating expenses. We plan to significantly increase our operating expenses to expand our marketing and sales operations and broaden our customer support capabilities. We base our current and future expense levels on our operating plans and estimates of future revenue. Other than a portion of our affiliate costs, our expenses are relatively fixed. Revenue and operating results are difficult to forecast because they generally depend upon the volume of the searches conducted on our service, the amounts bid by advertisers for search listings on the service and the number of advertisers that bid on the service, each of which we cannot control directly. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. We also may be unable to increase our spending and expand our operations in a timely manner to adequately meet user demand, to the extent such demand exceeds our expectations.

WE DEPEND ON A LIMITED NUMBER OF SOURCES TO DIRECT CONSUMERS AND BUSINESSES TO OUR SERVICE TO CONDUCT SEARCHES

     The consumers and businesses who conduct searches on our service come primarily from a limited number of sources. Our sources for consumers and businesses conducting searches are members of our affiliate network, including portals, such as AltaVista Company, America Online, Inc. (AOL), Terra Lycos, S.A. and The Walt Disney Company (operator of go.com); providers of Internet browsers such as Microsoft Internet Explorer and Netscape’s browser product; aggregators of search offerings of various providers; Internet Service Providers (ISPs), such as Earthlink, Inc.; and from GoTo’s Web site. In any given month, we typically depend upon one or a few of these sources for a significant amount of traffic and searches conducted on our service. Revenue is generated from clickthroughs that users make on advertisers’ listings, and generally, the more traffic from any given source, the greater number of clickthroughs we will generate. Of GoTo’s total traffic, for the three months ended June 30, 2001, approximately 30% came from our portal affiliates, including but not limited to AOL, AltaVista and Terra Lycos; approximately 25% came from our browser affiliates, Microsoft’s Internet Explorer and Netscape’s browser product; approximately 40% came from other affiliates; and less than 5% came directly to the GoTo Web site. In January 2001, we extended our existing agreement with Microsoft for an additional year, which will allow for continued traffic from their Internet Explorer 4 and Internet Explorer 5 browsers until January 2002. In June 2001, GoTo entered into an additional agreement with Microsoft, which expires on June 30, 2002, to include the GoTo search service on the Internet Explorer 4 and Internet Explorer 5 MSN Search Pane. Our Premier Provider Agreement with Netscape expired on June 30, 2001, however we continue to receive traffic from this source and are currently negotiating to extend this agreement. We depend on each of our portal and browser affiliates and the loss of any of these affiliates could harm our revenues and business.

     The amount of traffic from each of our affiliates has varied, and we expect it will continue to vary, from quarter to quarter, sometimes significantly, and in any single quarter we have been and could continue to be significantly dependent on traffic from a single or limited number of portal or browser affiliates. Certain of GoTo’s affiliate agreements do not require the affiliate to display GoTo’s search results and may allow the affiliate to stop displaying GoTo’s search results after a short notice period. If we are unable to replace traffic from any portal or browser affiliate after expiration of our contract with it or if an affiliate upon which we depend stops displaying GoTo’s search results, it would seriously harm our business, financial condition and results of operations, particularly if we are significantly dependent on that affiliate at the time. GoTo’s agreements with its affiliates vary in initial duration from three months to three years, and depending on the agreement, may be terminable upon the occurrence of certain events, including for our failure to meet certain service levels, for general breaches of agreement terms, for changes in control or in some instances, at will. We may not be successful in renewing any of these agreements, or if they are renewed, any new agreement may not be on as favorable terms. In addition, we may not be successful in entering into distribution agreements with new affiliates on commercially acceptable terms.

OUR SUCCESS IS DEPENDENT UPON FURTHER DEVELOPING AND MAINTAINING THE AFFILIATE NETWORK

     We believe that our success in penetrating our target markets depends in part on our ability to further develop and maintain relationships with affiliates, which provide their users with GoTo services on their sites or direct their traffic to our Web site. We believe these relationships are important to facilitate broad market acceptance of our services and enhance our sales. Our ability to attract consumers to our services is dependent upon the growth of our affiliate network, which is new and unproven. Our success depends in part on the success of our affiliates and our relationships with our affiliates. In addition, our affiliates may not regard us as significant for their own businesses. Therefore, they could reduce their commitment to us or terminate their respective relationships with us, pursue other partnerships or relationships, or attempt to develop or acquire products or services that compete with our services. If we are unable to successfully develop and maintain relationships with affiliates, our business, operating results and financial condition will be materially and adversely affected.

OUR SUCCESS DEPENDS UPON ACHIEVING A LARGE AND ACTIVE BASE OF ADVERTISERS, CONSUMERS AND BUSINESSES

     Our ability to increase the volume of transactions on our service and the amounts bid by our advertisers is dependent upon achieving market acceptance by having more advertisers, consumers and businesses using our services. Most potential advertisers have only limited experience advertising on the Internet and have not devoted a significant portion of their advertising expenditures to Internet advertising. Advertising through priority placement on our services in particular has been introduced only recently, and we cannot predict the level of its acceptance as an advertising medium. Our services may not achieve significant acceptance by consumers and businesses. Among other things, because our services prioritize search results based on advertising bids associated with keywords rather than on algorithmic or other traditional search and retrieval technologies, consumers and businesses may not use our service because they perceive our results to be less objective than those provided by traditional search methods. Failure to achieve and maintain a large and active base of advertisers and of consumers and businesses could have a material adverse effect on our business, operating results and financial condition.

A SIGNIFICANT PORTION OF OUR REVENUE IS CONCENTRATED AMONG A LIMITED NUMBER OF ADVERTISERS

     If our major advertisers were to substantially cut back their advertising or stop using our services, our business would be seriously harmed. Although no one advertiser accounts for a material portion of our revenue during any given period, a majority of our total revenue is derived from a small proportion of our advertisers. We believe that a substantial amount of revenue from advertising sales in any given future period may come from a relatively small number of advertisers. We do not have formal contractual relationships with many of our advertisers, and when we do have contracts, all are terminable at any time by the advertiser. As a result, our advertisers are not obligated to purchase advertising from us in the future.

OUR INABILITY TO CONTINUE TO GROW AND MAINTAIN OUR ADVERTISER, CONSUMER AND BUSINESS, AND AFFILIATE CONSTITUENCIES COULD ADVERSELY AFFECT OUR REVENUES AND BUSINESS

     Our growth depends, in part, on the maintenance of a critical mass of advertisers, consumers and businesses, and affiliates, and the continued growth of these constituencies, which encourages increased participation by each of the constituencies. To the extent that we experience a decline in the growth or number of any one constituency, the value of our service to one or more of our other constituencies could be harmed, and our revenues or business could be adversely affected. A continued decline could seriously harm our revenues and business.

FUTURE SALES OF OUR COMMON STOCK BY OUR STOCKHOLDERS MAY DEPRESS OUR STOCK PRICE

     If our stockholders sell substantial amounts of common stock in the public market, including shares issued upon the exercise of outstanding options, the market price of our common stock could decline. GoTo completed a follow-on offering on July 5, 2001. In connection with this offering, our officers and directors and the selling stockholder, Bill Gross’ idealab!, entered into lock-up agreements under which our officers and directors have generally agreed not to sell an aggregate of 3,241,933 shares of our common stock and Bill Gross’ idealab! has generally agreed not to sell an aggregate of 8,804,915 shares for a period of 90 days after the offering. The lock-up agreements do not apply to 485,265 shares held by our officers and directors. Credit Suisse First Boston Corporation, the lead underwriter of the follow-on offering, may, in its sole discretion, permit these officers and directors and Bill Gross’ idealab! to sell shares prior to the expiration of the lock-up agreements. Other than the shares subject to the lock-up agreements, substantially all of our outstanding shares will continue to be freely tradeable after the follow-on offering. In addition, our officers and directors and other optionees will be able to sell additional shares after expiration of the lock-up period as their restricted shares and options vest over time. If a material amount of shares are sold at any time, including when the lock-up period expires, the market price of our common stock may decline.

WE HAVE A HISTORY OF LOSSES AND WE CANNOT ASSURE YOU WE WILL NOT INCUR NET LOSSES IN ANY PARTICULAR FUTURE PERIOD

     We have a history of losses and we cannot assure you we will not incur net losses in any particular future period. We incurred a net loss of approximately $2.9 million and $20.3 million for the three months ended June 30, 2001 and 2000, respectively, and as of June 30, 2001, we had an accumulated deficit of approximately $511.6 million. Because our expense levels are relatively fixed in the short term, if our revenues do not keep pace with our expense levels, we may incur losses or we may not sustain or increase profitability in any particular quarter. We expect to continue to increase our marketing, sales and service and general and administrative expenses and we cannot be certain that revenue growth will continue. If our revenue growth does not continue, we may experience a loss in one or more future periods and it may as a result cause our stock price to decline. This may in turn impact our ability to implement our business strategy.

OUR INDUSTRY IS HIGHLY COMPETITIVE, AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY

     GoTo competes with online services, other Web sites and advertising networks such as DoubleClick Inc. and 24/7 Media, Inc., as well as traditional offline media such as television, radio and print, for a share of advertisers’ total advertising budgets. We believe that the number of companies selling Web-based advertising and the available inventory of advertising space has recently substantially increased. Accordingly, GoTo may face increased pricing pressure for the sale of advertisements and direct marketing opportunities, which could have a material adverse effect on our business, operating results and financial condition.

     GoTo also competes with providers of Web directories, search, and information services, all of which offer services competitive to GoTo, including, among others, AltaVista, Ask Jeeves, Inc., CNET, Inc., Excite@Home, Inc. (including WebCrawler and Magellan), Google, Inc., Inktomi Corporation, LookSmart, Ltd., Microsoft Corporation (LinkExchange, Inc. and msn.com), Terra Lycos (including HotBot) and Yahoo!, Inc. In addition, FindWhat.com, Inc. and PRIMEDIA, through its About.com Sprinks product, each offer a pay-per-click advertising service. There are also other companies that offer directly competing services. We have affiliate arrangements with companies that may be considered potential competitors.

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

WE ARE DEPENDENT UPON MAINTAINING AND EXPANDING OUR COMPUTER AND COMMUNICATIONS SYSTEMS

     Our failure to achieve or maintain high capacity data transmission without system downtime and to achieve improvements to our transaction processing systems, network infrastructure and accounting systems could have a material adverse effect on our business, operating results and financial condition. Our transaction processing systems are currently operating at a high capacity. Should we add a significant amount of traffic in a short period of time, our network infrastructure could be insufficient to support our growth, and we could potentially experience system failures, which could harm our revenues, and incur significant expenses to add capacity. We have experienced occasional systems interruptions and infrastructure failures, which we believe could occur from time to time.

WE FACE THE RISKS OF SYSTEM FAILURES

     We currently do not have a comprehensive disaster recovery plan in effect and do not have fully redundant systems for our services at an alternate site. A disaster such as fire, flood, earthquake, power loss, telecommunications failure, break-in, sabotage or a similar event could severely damage our business and results of operations, because our services could be interrupted for an indeterminate length of time. Our operations depend upon our ability to maintain and protect our computer systems, which are located in Pasadena, California and at four offsite locations. These offsite locations are managed by third parties in California, Virginia and Ireland.

     Any system failure, including network or hardware failure, that causes an interruption in our service or our affiliates’ service or the security of any other internet provider or a decrease in responsiveness could result in reduced traffic and reduced revenue. Although we believe that our current back-up methods are adequate, the back-up servers could fail or cause interruptions in our service.

     California sites exist on or near known earthquake fault zones. The occurrence of a natural disaster or unanticipated problems at our principal headquarters or at a third-party facility could cause interruptions or delays in our business, limited loss of data or could render us unable to provide some services. In addition, failure by the third-party facility to provide the data communications capacity required by us, as a result of human error, natural disaster or other operational disruptions, could cause interruptions in our service. The occurrence of any or all of these events could adversely affect our reputation, brand and business, which could have a material adverse effect on our business, operating results and financial condition.

CONTINUED ADOPTION OF THE INTERNET AS A METHOD OF CONDUCTING BUSINESS IS NECESSARY FOR OUR FUTURE GROWTH

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

FAILURE TO EXPAND INTERNET INFRASTRUCTURE COULD LIMIT OUR FUTURE GROWTH

     The growth in Internet traffic has caused frequent periods of decreased performance, and if Internet usage continues to grow rapidly, the Internet’s infrastructure may not be able to support these demands, and its performance and reliability may decline. Consequently, the emergence and growth of the market for our services depend upon improvements being made to the entire Internet, as well as to the individual networking infrastructures of our advertisers, consumers and businesses, and affiliates to alleviate overloading and congestion.

INCREASED SECURITY RISKS OF ONLINE COMMERCE MAY DETER FUTURE USE OF OUR SERVICES

     Concerns over the security of transactions conducted on the Internet and the privacy of consumers may also inhibit the growth of the Internet and other online services generally, and online commerce in particular. Our failure to prevent security breaches could significantly harm our business and results of operations. Anyone who is able to circumvent our security measures could misappropriate proprietary information, cause interruptions in our operations or damage our brand and reputation. We do not believe that our data repositories, financial systems and other technology resources are completely secure from security breaches or sabotage, and we occasionally experience attempts at “hacking” or security breaches. We may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches. Any well-publicized compromise of our security or the security of any other Internet provider could deter people from using our services or the Internet to conduct transactions that involve transmitting confidential information or downloading sensitive materials, which would adversely affect the business of our advertisers and, accordingly, our business.

WE RELY ON A CONTINUOUS POWER SUPPLY TO CONDUCT OUR OPERATIONS, AND CALIFORNIA’S CURRENT ENERGY CRISIS COULD DISRUPT OUR OPERATIONS AND INCREASE OUR EXPENSES

     California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. Our computer systems are supplied primary power by the local power company. In addition, the systems are connected to battery backup and diesel generators. These alternative sources of power are provided by our hosting provider and are subject to their upkeep and maintenance. Our current insurance does not provide coverage for any damages our customers or we may suffer as a result of any interruption in our power supply. If blackouts interrupt our third-party power supply, we would be temporarily unable to continue operations at our affected facilities. Any such interruption in our ability to continue operations at our affected facilities could damage our reputation and could result in lost revenue, which could have a material adverse effect on our business, operating results and financial condition. Similar interruption to our affiliates’ services could also adversely impact us.

WE HAVE EXPERIENCED SIGNIFICANT GROWTH IN OUR BUSINESS, AND ANY FAILURE TO MANAGE THIS GROWTH COULD DAMAGE OUR BUSINESS

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

WE MAY BE UNABLE TO EXECUTE OUR BUSINESS MODEL IN INTERNATIONAL MARKETS

     One component of our strategy is to expand our operations into selected international markets. For example, we launched our service in the United Kingdom in November 2000 and plan to launch our German-speaking search service during the first half of 2002. To date, we have only operated internationally in the United Kingdom, and we may be unable to execute our business model in this market or new markets. Further, foreign providers of competing online services may have a substantial advantage over us in attracting users in their country due to earlier established businesses in that country, greater knowledge with respect to the cultural differences of users residing in that country and/or their focus on a single market. We expect to continue to experience higher costs as a percentage of revenues in connection with the development and maintenance of international online services. International markets we have selected may not develop at a rate that supports our level of investment. In particular, international markets typically have been slower than domestic markets in adopting the Internet as an advertising and commerce medium.

     In pursuing our international expansion strategy, we face several additional risks, including:

•	lower per capita Internet usage in many countries abroad, due to a variety of causes such as lower disposable incomes, lack of telecommunications and computer infrastructure and questions regarding adequate online security for e-commerce transactions;

•	relatively small Internet markets in some countries, which may prevent us from aggregating sufficient traffic and advertising revenues and scaling our business model in those countries;

•	our potential inability to aggregate a large amount of Internet traffic and find and develop relationships with international advertisers, consumers and businesses, and affiliates;

•	competition in international markets from a broad range of competitors, including Yahoo, LookSmart, AltaVista, Espotting.com and other United States and foreign search engines, content aggregators and portals, some of which have greater local experience than we do;

•	difficulties in recruiting qualified and knowledgeable staff and in building locally relevant products and services, which could prevent us from aggregating a large advertiser base;

•	higher costs of doing business in foreign countries;

•	trade barriers and unexpected changes and differences in regulatory, tax and legal requirements applicable to Internet services; and

•	longer payment cycles and foreign currency fluctuations.

     One or more of these factors could have a material adverse effect on our future international operations and, consequently, on our business, operating results and financial condition.

OUR EXECUTIVE OFFICERS AND CERTAIN KEY PERSONNEL ARE CRITICAL TO OUR BUSINESS, AND THESE OFFICERS AND KEY PERSONNEL MAY NOT REMAIN WITH US IN THE FUTURE

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

WE ARE EXPOSED TO RISKS ASSOCIATED WITH CREDIT CARD FRAUD, CREDIT PAYMENT AND SUDDEN LOSS OF ADVERTISERS

     We have suffered losses and may continue to suffer losses as a result of orders placed with fraudulent credit card data, even though the associated financial institution approved payment of the orders. Under current credit card practices, a merchant is liable for fraudulent credit card transactions when, as is the case with the transactions we process, that merchant does not obtain a cardholder’s signature. A failure to adequately control fraudulent credit card transactions would result in significantly higher credit card-related costs and may ultimately result in advertisers’ inability to use credit cards as a means of payment, which would have a material adverse effect on our business, operating results and financial condition.

     Some of our advertisers have limited operating histories, are operating at a loss, have limited cash reserves or have limited access to capital. If an advertiser experiences financial difficulties, the advertiser may stop advertising suddenly. In addition, in some instances we extend credit to advertisers who may default on their accounts receivable. If any significant part of our advertiser base experiences financial difficulties, is not commercially successful or is unable to pay our advertising fees for any other reason, our business, operating results and financial condition will be materially and adversely affected.

WE FACE RISKS OF CLAIMS FROM THIRD PARTIES FOR INTELLECTUAL PROPERTY INFRINGEMENT AND OTHER MATTERS THAT COULD ADVERSELY AFFECT OUR BUSINESS

     Our services operate in part by making Internet services and content available to our users. This creates the potential for claims to be made against us, either directly or through contractual indemnification provisions with third parties. These claims might, for example, be made for defamation, negligence, copyright, trademark or patent infringement, personal injury, invasion of privacy or other legal theories. Allegations are made against us from time to time concerning these types of claims. For example, we are aware that some companies have alleged to us and our competitors that the sale of advertising relating to the use of search terms may constitute trademark infringement. Although we deny such allegations, any claims could result in costly litigation and be time consuming to defend, divert management’s attention and resources, cause delays in releasing new or upgrading existing services or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. If a court were to determine that the sale of advertising related to certain search terms constitutes trademark infringement, it could negatively impact our revenues and business. There can be no assurance that our services do not infringe the intellectual property rights of third parties. A successful claim of infringement against us and our failure or inability to license the infringed or similar technology could have a material adverse effect on our business, operating results and financial condition.

WE MAY NOT BE ABLE TO PROTECT OUR INTERNET DOMAIN NAME OR INTELLECTUAL PROPERTY RIGHTS UPON WHICH OUR BUSINESS RELIES

     Our success and ability to compete also are substantially dependent upon our internally developed technology and data resources, which we protect through a combination of copyright, trade secret, patent and trademark law. We may not adequately be able to protect our technology and data resources.

     GoTo intends to change its corporate name by October 15, 2001. If the new name has a URL or other rights that belongs to a third party, URL or other rights may be difficult to acquire and may delay our planned name change. There are also certain costs associated with the planned name change, which may increase, depending on, among other things, the availability of the URL and other rights belonging to third parties. We may also be unable to enforce rights related to any new name we choose. We may not be free to use the name in all jurisdictions or the use of the name may be challenged, requiring us to spend significant resources in defending the use of the name.

OUR INTENTION TO CHANGE OUR CORPORATE NAME AND NASDAQ SYMBOL COULD RESULT IN CONFUSION TO CURRENT ADVERTISERS, CONSUMERS AND BUSINESSES, AFFILIATES AND INVESTORS AND COULD DISRUPT OUR BUSINESS AND CAUSE OUR STOCK PRICE TO DECLINE

     When we complete our planned name change, the possible loss of public recognition with our advertisers, consumers and businesses, and affiliates could have a material adverse effect on our business, operating results and financial condition. In addition, any name change will also involve a change in our Nasdaq National Market trading symbol. Any name change or change in our trading symbol could result in confusion to investors, which could harm the market price of the common stock.

WE MAY NEED ADDITIONAL CAPITAL, WHICH COULD DILUTE THE OWNERSHIP INTEREST OF INVESTORS

     We require substantial working capital to fund our business. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the rights of our common stock, and our stockholders may experience additional dilution. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. We experienced negative cash flow from operations from our inception through the first quarter of 2001, and we could experience negative cash flow from operations in the future. We currently anticipate that our available funds will be sufficient to meet our anticipated needs for working capital and capital expenditure through the foreseeable future. However, we may choose to raise additional funds prior to the expiration of this period or at a later date.

POTENTIAL ACQUISITIONS COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE AND ADVERSELY AFFECT OUR OPERATING RESULTS

     We may make investments in or acquire complementary products, technologies and businesses. These acquisitions and investments could disrupt our ongoing business, distract our management and employees and increase our expenses. If we acquire a company, we could face difficulties in assimilating that company’s personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. Acquisitions of additional services or technologies also involve risks of incompatibility and the need for integration into our existing services and marketing, sales and support efforts. If we finance the acquisitions by issuing equity securities, this could dilute our existing stockholders. Any amortization of goodwill or other assets, or other charges resulting from the costs of these acquisitions could have a material adverse effect on our business, operating results and financial condition. In addition, we may pay more for an acquisition than an acquired product, technology or business is ultimately worth. For example, we recently ceased operations of GoTo Shopping, and we recently completed a management buyout of the GoTo Auctions, whereby the operating management of GoTo Auctions purchased GoTo Auctions’ assets from GoTo. We have incurred charges related to the impairment of the assets acquired in connection with our exit from the auctions operations and comparison shopping operations, and incurred approximately $2.1 million and $1.5 million in charges relating to our exit from the GoTo Auctions and GoTo Shopping operations, respectively in the quarter ending June 30, 2001.

OUR MARKET MAY UNDERGO RAPID TECHNOLOGICAL CHANGE AND OUR FUTURE SUCCESS WILL DEPEND ON OUR ABILITY TO MEET THE CHANGING NEEDS OF OUR INDUSTRY

     If new industry standards and practices emerge in the Internet and online advertising industry, our existing services, technology and systems may become obsolete. Our future success will depend on our ability to:

•	license and internally develop leading technologies useful in our business;

•	enhance our existing services;

•	develop new services and technologies that address the increasingly sophisticated and varied needs of prospective consumers and businesses; and

•	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES MAY DAMAGE OUR BUSINESS

     The laws and regulations applicable to the Internet and our services are evolving and unclear and could damage our business. There are currently few laws or regulations directly applicable to access to, or commerce on, the Internet. Due to the increasing popularity and use of the Internet, it is possible that Internet laws and regulations may be adopted, covering issues such as user privacy, defamation, database protection, pricing, taxation, content regulation, quality of products and services, and intellectual property ownership and infringement. Such legislation could expose GoTo to substantial liability as well as dampen the growth in use of the Internet, decrease the acceptance of the Internet as a communications and commercial medium, or require GoTo to incur significant expenses in complying with any new regulations.

WE MAY INCUR LIABILITIES FOR THE ACTIVITIES OF USERS OF OUR SERVICE

     The law relating to the liability of providers of online services for activities of their users is currently unsettled and could damage our business. We do not carry insurance that will indemnify us for liability for activities of our users. GoTo may not successfully avoid civil or criminal liability for unlawful activities carried out by users of our service. The imposition upon GoTo of potential liability for unlawful activities of users of our service could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources or to discontinue certain service offerings. Any costs incurred as a result of such liability or asserted liability could have a material adverse effect on our business, operating results and financial condition.

OUR CHARTER DOCUMENTS AND CHANGE OF CONTROL SEVERANCE AGREEMENTS WITH OUR MANAGEMENT WILL MAKE IT MORE DIFFICULT TO ACQUIRE US

     Provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. For example, our board of directors is divided into three classes, with one class being elected each year by our stockholders, which generally makes it more difficult for stockholders to replace a majority of directors and obtain control of our board. In addition, stockholder meetings may be called only by our board of directors, the chairman of the board and the president, advanced notice is required prior to stockholder proposals, and stockholders may not act by written consent. Further, we have authorized preferred stock that is undesignated, making it possible for the board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of GoTo.

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

     We have entered into change of control severance agreements with members of our senior management and certain other key employees. These agreements provide for certain benefits, including acceleration of option vesting, to these persons if they are terminated other than for cause following an acquisition of GoTo. These agreements could make us less attractive to a third party who may want to acquire us, because they will make any replacement of management and other personnel more expensive.

     Furthermore, in March 2000, we entered into a Stockholder Agreement with Bill Gross’ idealab!, which limits Bill Gross’ idealab!’s and its affiliates’ ability to beneficially own 35% or more of our outstanding common stock, to transfer shares of our common stock or to knowingly assist or advise, or knowingly provide or arrange financing to facilitate any other person or entity to beneficially own 15% or more of our outstanding common stock.

WE CANNOT ASSURE YOU THAT OUR STOCK PRICE WILL NOT DECLINE OR WILL NOT BE EXTREMELY VOLATILE

     The price of our common stock may decline or may be extremely volatile. Since our initial public offering in June 1999, the per share trading price of our common stock has ranged from an intra-day high of $114.50 on November 15, 1999 to an intra-day low of $4.81 on December 21, 2000. In addition, an active public market for GoTo’s common stock may not continue.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     GoTo is exposed to the impact of interest rate changes and foreign currency fluctuations:

     GoTo’s exposure to market rate risk for changes in interest rates relate primarily to GoTo’s investment portfolio. GoTo has not used derivative financial instruments in its investment portfolio. GoTo invests its excess cash in high quality credit instruments, which are spread over many issuers. GoTo’s investments are principally confined to cash equivalents and available-for-sale debt securities.

     International revenues from GoTo’s foreign subsidiaries were less than 2% of total revenues in the quarter ended June 30, 2001. International sales are made from GoTo’s United Kingdom operations and are denominated in the local currency. This subsidiary and our other foreign subsidiary in Ireland also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

     GoTo’s international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the impact of changes in these or other factors could have a material adverse effect on our business, operating results and financial condition.

     GoTo’s exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to GoTo’s foreign sales subsidiaries. These intercompany accounts are denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. GoTo is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on GoTo in the quarter ended June 30, 2001 was not material.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On November 3, 2000, GoTo was served with a summons and complaint by MercExchange, L.L.C., alleging patent infringement relating to GoTo’s online auction and shopping services. On June 1, 2001, GoTo entered into a settlement agreement and release with MercExchange, under which MercExchange agreed to dismiss the litigation in exchange for a cash payment, the amount of which was paid from the escrow funds created in connection with GoTo’s acquisitions of AuctionRover and Cadabra. In addition, legal fees and other expenses paid by GoTo to defend this litigation were reimbursed to GoTo from the escrow funds and are recorded in other income, net.

     On June 19, 2001, InternetFuel.com, Inc. filed a complaint against GoTo in the Superior Court of the State of California for the County of Los Angeles. The complaint alleges that GoTo wrongfully terminated an agreement pursuant to which InternetFuel participated in GoTo’s affiliate program. The complaint also alleges libel for messages allegedly placed by GoTo on an Internet forum, and it contains claims of unfair business practices. The complaint seeks, among other remedies, monetary damages for the value of the terminated agreement and for alleged harm to InternetFuel’s reputation, punitive and exemplary relief and an injunction against alleged unfair business practices. GoTo is currently investigating InternetFuel.com’s allegations and believes that it has meritorious defenses to the complaint. GoTo intends to contest the allegations vigorously.

     Although GoTo has not been served, GoTo understands that in July 2001, several purported class action lawsuits were filed in the United States District Court, Southern District of New York against certain underwriters involved in GoTo’s initial public offering, GoTo and certain of GoTo’s current directors and officers. The lawsuits allege, among other things, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 involving undisclosed compensation to the underwriters, and improper practices by the underwriters and seek unspecified damages.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders held on May 24, 2001, the following proposals were adopted by the margins indicated:

(1)	To elect two directors to hold office for a term of three years until the annual meeting of stockholders in the year 2004 (Class II directors):

	Votes For	Votes Withheld

William Gross	37,519,832	4,244,465

William Elkus	41,627,526	136,771

Linda Fayne Levinson and Ted Meisel continue serving as directors until the annual meeting of stockholders in the year 2002 (Class III directors). Jeffrey Brewer, Robert Kavner and Steve Aleiso continue serving as directors until the annual meeting of stockholders in the year 2003 (Class I directors).

(2)	Ratification of appointment of Ernst & Young LLP as the GoTo’s independent auditors for the 2001 fiscal year.

Votes For	Votes Against	Abstain	Broker Non-Votes

41,640,797	79,589	43,911	0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

None

(b)	Reports on Form 8-K.

     The Company filed a Current Report on Form 8-K dated June 5, 2001 to report under Item 5 thereof updating pro forma and historical financial information related to GoTo’s acquisition of AuctionRover, on May 3, 2000. This updated information was required in conjunction with GoTo’s concurrently filed Registration Statement (Form S-3) and related Prospectus.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2001	GOTO.COM, INC.

	By	/s/ Todd Tappin

Todd Tappin Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)