Form 10-Q
period 2001-09-30
OVERTURE SERVICES INC
filed 2001-11-05
CIK 1060439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

Commission File Number 000-26365

OVERTURE SERVICES, INC.
(Formerly GoTo.com, Inc.)
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4652060 (I.R.S. Employer Identification Number)

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

57,272,035 shares of Common Stock, $0.0001 par value, as of September 30, 2001.

OVERTURE SERVICES, INC.

		PAGE NO.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2001 and 2000	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risks	23

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 2.	Director and Officer Trading Plans	23
Item 6.	Exhibits and Reports on Form 8-K	24

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

OVERTURE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amount)

	September 30,	December 31,
	2001	2000

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$71,998	$12,986
Short-term investments	34,820	41,694
Accounts receivable, net	7,882	5,365
Prepaid expenses and other	3,143	1,970
Prepaid marketing expenses	13,750	23,605

Total current assets	131,593	85,620
Property and equipment, net	29,070	26,076
Intangible assets, net	2,333	3,234
Restricted investments	5,759	5,564
Long-term investments	24,394	293
Other assets	1,020	626

Total assets	$194,169	$121,413

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,551	$23,284
Accrued expenses	5,135	4,148
Deferred revenue	6,836	4,441
Current portion of capital lease obligations	174	791

Total current liabilities	39,696	32,664
Other long-term liabilities	58	576
Long-term capital lease obligations	—	78

Stockholders’ equity:
Common Stock, $0.0001 par value, 200,000 shares authorized:
Shares issued and outstanding— 57,272 and 52,566 for September 30, 2001 and December 31, 2000, respectively	6	5
Additional paid-in capital	657,752	591,239
Deferred compensation, net	(962)	(1,128)
Accumulated deficit	(502,631)	(502,026)
Accumulated other comprehensive income	250	5

Total stockholders’ equity	154,415	88,095

Total liabilities and stockholders’ equity	$194,169	$121,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

OVERTURE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenue	$72,523	$25,050	$186,945	$63,276
Cost of revenue (A)	6,050	3,310	15,920	8,728

Gross profit	66,473	21,740	171,025	54,548
Operating expenses:
Marketing, sales and service (A)	44,963	21,185	130,176	55,766
General and administrative (A)	10,769	9,012	31,887	23,334
Product development (A)	2,768	3,534	9,707	9,997
Amortization of deferred compensation (A)	213	311	651	1,111
Write-off of acquired in-process research and development	—	—	—	7,550
Amortization of intangible assets	292	35,401	901	79,933
Loss on closure of Overture Shopping	—	—	1,499	—
Loss on disposition of Overture Auctions	—	—	2,112	—

	59,005	69,443	176,933	177,691

Income (loss) from operations	7,468	(47,703)	(5,908)	(123,143)
Other income:
Interest income, net	1,177	1,592	2,965	4,650
Other income, net	479	8	2,488	21,565

	9,124	(46,103)	(455)	(96,928)
Provision for income taxes	150	—	150	—

Net income (loss)	$8,974	$(46,103)	$(605)	$(96,928)

Basic net income (loss) per share	$0.16	$(0.94)	$(0.01)	$(2.04)

Diluted net income (loss) per share	$0.15	$(0.94)	$(0.01)	$(2.04)

Weighted average shares used to compute basic net income (loss) per share	55,552	48,998	52,225	47,437

Weighted average shares used to compute diluted net income (loss) per share	58,324	48,998	54,292	47,437

(A) If deferred compensation were allocated to expense categories, it would be allocated as follows:

Cost of revenue	$—	$1	$1	$4
Marketing, sales and service	35	67	125	318
General and administrative	169	224	505	733
Product development	9	19	20	56

Total amortization of deferred compensation	$213	$311	$651	$1,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

OVERTURE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands; unaudited)

	Nine Months Ended
	September 30,

	2001	2000

Cash Flows from Operating Activities:
Net loss	$(605)	$(96,928)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of deferred stock option compensation	651	1,111
Accretion of discounts from the purchase of short-term and long-term investments	72	(1,137)
Non-cash portion of closure and disposition charges	2,999	—
Write-off of acquired in-process research and development	—	7,550
Depreciation and amortization	10,434	5,529
Amortization of intangible assets	901	79,933
Changes in operating assets and liabilities:
Accounts receivable	(2,517)	(903)
Prepaid expenses and other	(1,268)	(168)
Prepaid marketing expenses	9,855	(15,327)
Accounts payable and accrued expenses	4,183	3,505
Deferred revenues	2,569	1,098

Net cash provided by (used in) operating activities	27,274	(15,737)

Cash Flows from Investing Activities:
Proceeds from (purchases of) short-term and long-term investments, net	(17,300)	36,752
Capital expenditures for property and equipment	(15,438)	(18,226)
Net cash used in acquisition	—	(863)
Other assets	(439)	(542)

Net cash (used in) provided by investing activities	(33,177)	17,121

Cash Flows from Financing Activities:
Proceeds from the issuance of common stock	65,531	2,654
Repayments under lease line	(666)	(520)
Repayment of debt	—	(834)

Net cash provided by financing activities	64,865	1,300
Effect of exchange rate changes on cash and cash equivalents	50	—
Net increase in cash and cash equivalents	59,012	2,684
Cash and cash equivalents at beginning of period	12,986	11,914

Cash and cash equivalents at end of period	$71,998	$14,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

OVERTURE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY, BASIS OF PRESENTATION

     Overture Services, Inc. (formerly GoTo.com, Inc.) (the Company or Overture) is the leader in Pay-For-Performance search on the Internet. We introduce consumers and businesses that search the Internet to advertisers who bid for placement in our search results, which are ranked by the advertisers’ bid price. Advertisers pay us only when consumers and businesses click through to the advertisers’ search listings, so we refer to our service as Pay-For-Performance search. We provide consumers and businesses with relevant search results by charging advertisers for each paid introduction, or click through, and by requiring advertisers to bid only on keywords that are relevant to their offering. We distribute our search results to consumers and businesses through our affiliates, a network of portals, Web browsers, Internet service providers and other Web properties, as well as through our own Web site. We believe our service offers advertisers a highly targeted, controllable and cost-effective marketing solution and provides affiliates with incremental revenue and a relevant search service.

     The Company was incorporated on September 15, 1997 in the state of Delaware and officially launched its services on June 1, 1998. In April 2001, we entered into an agreement with a third-party, whereby we agreed to assign our rights in the GoTo name to such third-party and to change our name by October 15, 2001. On October 8, 2001, GoTo.com, Inc. changed its corporate name to Overture Services, Inc. and changed its ticker symbol to “OVER.” The Company operates in one reportable business segment. The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ materially from those estimates.

     The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The adjustments include only normal recurring adjustments except that the unaudited condensed consolidated financial statements also include the following adjustments: the write-off during the three months ended March 31, 2000 of approximately $7.6 million of in-process research and development associated with Overture’s acquisition of Cadabra Inc. (Cadabra), which Overture operated as “GoTo Shopping” and other income during the second quarter of 2000 of approximately $21.5 million for the settlement of GoTo’s trademark infringement lawsuit against The Walt Disney Company. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

     These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

2. COMPREHENSIVE INCOME (LOSS)

     The Company accounts for comprehensive income (loss) in accordance with Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income.” SFAS 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined therein, refers to revenues, expenses, gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders’ equity. Total comprehensive income for the three and nine months ended September 30, 2001 approximated net income.

3. EARNINGS (LOSS) PER SHARE COMPUTATION

     Shares used in computing basic and diluted net income (loss) per share are based on the weighted average shares outstanding in each period. Basic net income (loss) per share is calculated by dividing net income (loss) by the average number of outstanding shares during the period. Diluted net income (loss) per share is calculated by adjusting the average number of outstanding shares assuming conversion of all potentially dilutive stock options and unvested stock under the treasury stock method. For the three months ended September 30, 2000, and the nine months ended September 30, 2001 and 2000, potentially dilutive stock options and unvested stock were excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive.

     Options to purchase approximately 7.9 million and 15.9 million shares of common stock were outstanding as of September 30, 2001 and 2000, respectively. In addition, as of September 30, 2001, there were approximately 900,000 shares of unvested common stock outstanding, which are subject to repurchase by Overture.

4. LITIGATION

     On November 3, 2000, Overture was served with a summons and complaint by MercExchange, L.L.C., alleging patent infringement relating to Overture’s online auction service [(AuctionRover.com, Inc. (AuctionRover or GoTo Auctions)] and shopping services (GoTo Shopping). On June 1, 2001, Overture entered into a settlement agreement and release with MercExchange, under which MercExchange agreed to dismiss the litigation in exchange for a cash payment, the amount of which was paid from the escrow funds created in connection with Overture’s acquisitions of AuctionRover and Cadabra. In addition, legal fees and other expenses paid by Overture to defend this litigation were reimbursed to Overture from the escrow funds and were recorded in other income, net for the three months ended June 30, 2001.

     On June 19, 2001, InternetFuel.com, Inc. filed a complaint against Overture in the Superior Court of the State of California for the County of Los Angeles. The complaint alleges that Overture wrongfully terminated an agreement pursuant to which InternetFuel participated in Overture’s affiliate program. The complaint also alleges libel for messages allegedly placed by Overture on an Internet forum, and it contains claims of unfair business practices. The complaint seeks, among other remedies, monetary damages for the value of the terminated agreement and for alleged harm to InternetFuel’s reputation, punitive and exemplary relief and an injunction against alleged unfair business practices. Overture believes that it has meritorious defenses to the allegations and intends to contest the allegations vigorously.

     Several class action lawsuits have been filed in the United States District Court, Southern District of New York against certain underwriters involved in Overture’s initial public offering, Overture and certain of Overture’s current directors and officers. The lawsuits allege, among other things, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 involving undisclosed compensation to the underwriters, improper practices by the underwriters and seek unspecified damages. Overture believes that it has meritorious defenses to the allegations and intends to contest the allegations vigorously.

5. RELATED PARTY TRANSACTIONS

     In January 2000, Overture entered into an arrangement to lease approximately 58,000 square feet of office space from Bill Gross’ idealab!. Overture is obligated to make total lease payments of approximately $7.1 million commencing on January 15, 2000 and terminating on October 31, 2004. Total payments for the lease were approximately $1.5 million and $1.4 million for the nine months ended September 30, 2001 and 2000, respectively. Management believes these amounts were materially representative of the fair value of the lease.

     During the nine months ended September 30, 2001 and 2000, Overture recorded approximately $501,000 and $330,000, respectively, of search listing advertising revenue from Bill Gross’ idealab!. Management believes the amounts paid by Bill Gross’ idealab! were materially representative of the fair value of advertising services provided.

     On March 3, 2000, Overture entered into a Stockholder Agreement with Bill Gross’ idealab!, which provides, among other things, that Bill Gross’ idealab! will not, and will cause its affiliates not to, directly or indirectly, except with the prior written consent of our Board of Directors and, without limitation, a majority of our directors who are not, and have not been for the previous twelve months, affiliates of Bill Gross’ idealab! or any of its affiliates or associates:

•	become a beneficial owner of 35% or more of the outstanding common stock of Overture;

•	transfer beneficial ownership of any common stock of Overture except (A) pursuant to the terms of a merger, consolidation or liquidation of, or tender offer or other business combination transaction with respect to Overture, in each case approved by our Board of Directors and, without limitation, by a majority of our directors who are not, and have not been for the previous twelve months, affiliates of Bill Gross’ idealab! or any of its affiliates or associates; (B) pro rata distributions by certain of the affiliated venture funds of Bill Gross’ idealab! of shares of common stock of Overture to their limited partners consistent with past practice, or (C) other transfers to third parties, provided that any such third party (together with any of its affiliates and associates) would not, to the knowledge of Bill Gross’ idealab! after inquiry, following the completion of such transfer, beneficially own 15% or more of the outstanding common stock of Overture; or

•	knowingly assist or advise, or knowingly provide or arrange financing to facilitate, another person or entity, or group of persons or entities acting in concert, to become the beneficial owner of 15% or more of the outstanding common stock of Overture.

     The Stockholder Agreement also provides that, until March 3, 2002, so long as Bill Gross’ idealab! is the beneficial owner of at least 20% of the outstanding common stock of Overture, Overture will not, without the prior written consent of Bill Gross’ idealab!, adopt a “shareholder rights plan” (commonly referred to as a “poison pill”); provided, however, that if, in the good faith judgment of Overture’s Board, after consideration of its fiduciary duties, adoption of such a shareholder rights plan would be in the best interests of Overture’s shareholders, Overture may adopt such a shareholder rights plan without the consent of Bill Gross’ idealab! so long as the percentage thresholds set forth in such plan are no more restrictive to Bill Gross’ idealab! than the terms of the Stockholder Agreement. If Overture adopts a shareholder rights plan, the Stockholder Agreement will terminate and be of no further force or effect.

6. RESTRICTED INVESTMENTS

     In August 2000, Overture entered into a 19-month agreement under which America Online, Inc. (AOL) will display Overture’s Pay-For-Performance search listings on the search results page of AOL, AOL.com and Netscape’s Netcenter. The agreement calls for a guaranteed payment by Overture of $50 million over the term of the agreement. As part of the guaranteed payment, Overture issued to AOL a letter of credit for the benefit of AOL in the amount of $5 million. In order to secure payment of the letter of credit, Overture holds approximately $5.8 million on deposit with a bank, which funds are restricted until the termination of the letter of credit in March 2002.

7. AFFILIATE COMMITMENTS

     Overture is obligated to make guaranteed payments totaling approximately $11.5 million, and $13.7 million for the remainder of 2001 and in 2002, respectively, under contracts to provide search services to its affiliates.

8. LOSS ON CLOSURE OF GOTO SHOPPING AND DISPOSITION OF GOTO AUCTIONS

     Overture operated a consumer-shopping site, GoTo Shopping, which began operations in January 2000. On April 30, 2001, Overture closed the GoTo Shopping operations and recorded a charge for restructuring and exit costs. The charges included approximately $208,000 of cash termination benefits associated with the involuntary termination of 21 GoTo Shopping employees. The terminations of these positions, primarily in sales and service, and product development functions, were completed by June 30, 2001. The charge, also included approximately $486,000 for non-cash termination benefits, related to the acceleration of options; approximately $256,000 for fixed asset write-downs; approximately $485,000 for the remaining lease payments on a facility lease which Overture has not been able to sub-lease which was accrued as of June 30, 2001; and other exit costs of approximately $64,000. These costs were included in the Loss on Closure of GoTo Shopping in the statement of operations. Cash payments were funded from operations and did not have a significant impact on Overture’s liquidity.

     Overture operated an auction service, GoTo Auctions, which began operations in May 2000. On June 29, 2001, Overture completed a management buyout of GoTo Auctions, whereby the operating management of GoTo Auctions purchased GoTo Auctions’ assets from Overture. The newly formed company is called ChannelAdvisor Corporation. Overture received a minority stake of 18.5% in this new corporation, whose goal is to provide online and offline businesses with the ability to leverage online auctions as a channel of distribution. In connection with the management buyout, Overture incurred charges for the disposition of certain assets and exit costs. Included in the exit costs were approximately $280,000 of cash termination benefits associated with the involuntary termination of 31 GoTo Auction employees. The terminations of these positions, primarily in sales and service, and product development functions, were completed by June 30, 2001. The charge also included approximately $1.8 million for fixed asset write-downs and $80,000 for other exit costs. These costs were included in Loss on Disposition of GoTo Auctions in the statement of operations. Cash payments were funded from operations and did not have a significantly impact on Overture’s liquidity.

9. FOLLOW-ON OFFERING

     On July 5, 2001, Overture completed a follow-on offering of 3,750,000 primary shares of its common stock. Overture’s sale of its shares raised net proceeds of approximately $58.2 million for the company. In addition, as part of the offering, Bill Gross’ idealab! sold 4,875,000 of its shares in Overture.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS DOCUMENT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES INCLUDING STATEMENTS RELATED TO THE EXPECTED GROWTH OF OUR AFFILIATE PROGRAM, THE AMOUNT OF TRAFFIC THAT WILL BE DIRECTED TO US FROM OUR AFFILIATES IN THE FUTURE, THE TIMING AND AMOUNT OF ANY INCREASE IN OUR AVERAGE MONTHLY PRICE PER PAID INTRODUCTION, THE TIMING AND AMOUNT OF OUR NUMBER OF PAID INTRODUCTIONS, THE AMOUNT OF FUTURE ADVERTISER SPENDING WITH OVERTURE, FLUCTUATION IN THE PRICE OF OUR COMMON STOCK, CHANGES IN OUR QUARTER-TO-QUARTER FINANCIAL RESULTS AND THE LIKELIHOOD OF INCREASED COMPETITION. WE USE WORDS SUCH AS “ANTICIPATES,” “BELIEVES,” “PLANS,” “EXPECTS,” “FUTURE” AND “INTENDS” AND SIMILAR EXPRESSIONS TO IDENTIFY FORWARD-LOOKING STATEMENTS. YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH APPLY ONLY AS OF THE DATE OF THIS DOCUMENT. OVERTURE UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY OR REVISE ANY FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE IN OUR FORWARD-LOOKING STATEMENTS FOR MANY REASONS, INCLUDING WITHOUT LIMITATION THE RISKS DESCRIBED IN “RISKS THAT COULD AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” BELOW.

OVERVIEW

     Overture is the leader in Pay-For-Performance search on the Internet. We introduce consumers and businesses that search the Internet to advertisers who bid for placement in our search results, which are ranked by the advertisers’ bid price. Advertisers pay us only when consumers and businesses click through to the advertisers’ search listings, so we refer to our service as Pay-For-Performance search. We provide consumers and businesses with relevant search results by charging advertisers for each paid introduction, or click through, and by requiring advertisers to bid only on keywords that are relevant to their offering. We distribute our search results to consumers and businesses through our affiliates, a network of portals, Web browsers, Internet service providers and other Web properties, as well as through our own Web site. We believe our service offers advertisers a highly targeted, controllable and cost-effective marketing solution and provides affiliates with incremental revenue and a relevant search service.

     Overture was incorporated in September 1997 and has approximately a four-year operating history. We launched a proof-of-concept version of our search service in the fiscal year ended December 31, 1997. Our Pay-For-Performance service was announced in February 1998, and following further proof-of-concept testing, was officially launched in June 1998. Overture has devoted significant resources to launching and expanding its search service, including developing an infrastructure and building a management team. In April 2001, we entered into an agreement with a third-party, whereby we agreed to assign our rights in the GoTo name to such third-party and to change our name by October 15, 2001. On October 8, 2001, GoTo.com Inc. changed its corporate name to Overture Services, Inc. Overture’s losses for the nine months ended September 30, 2001 and the year ended December 31, 2000 were approximately $605,000 and $458.6 million, respectively.

     The losses in 2000 include $432.4 million of non-cash charges, consisting of $115.6 million of amortization of intangibles resulting from our acquisitions of Cadabra, AuctionRover and the assets of SearchUP; a write-off of approximately $7.6 million for acquired in-process research and development; and a $309.3 million write-down of impaired goodwill associated with the Cadabra and AuctionRover acquisitions. Through the acquisition of Cadabra in January 2000, Overture operated a comparison-shopping site, GoTo Shopping. On April 30, 2001, Overture closed its comparison-shopping site. Through the acquisition of AuctionRover in May 2000, Overture operated an auction service, GoTo Auctions. On June 29, 2001, Overture completed a management buyout of GoTo Auctions, whereby the operating management of GoTo Auctions purchased GoTo Auctions’ assets from Overture. The newly formed company is called ChannelAdvisor Corporation. Overture retains a minority stake of 18.5% in this new corporation, whose goal is to provide online and offline businesses with the ability to leverage online auctions as a channel of distribution. In connection with the disposition of GoTo Auctions and closure of GoTo Shopping operations, Overture incurred one-time charges of approximately $2.1 million and $1.5 million, respectively, in the three months ending June 30, 2001.

     A significant component of our expenses consists of costs incurred to attract consumers and businesses to our service through our affiliate network. We expect to continue to rely upon these sources for the majority of searches conducted on our service. Our future success is dependent upon increasing the revenue we derive from this traffic.

International Expansion

     We launched our service in the United Kingdom in November 2000 and plan to launch our German-speaking search service during the first half of 2002. We expect our international expansion will require continued investment to build internal infrastructure and grow our advertiser and affiliate bases overseas.

RESULTS OF OPERATIONS

     Revenue. Revenue was approximately $72.5 million for the three months ended September 30, 2001 compared to approximately $25.1 million for the three months ended September 30, 2000. Revenue was approximately $186.9 million for the nine months ended September 30, 2001 compared to approximately $63.3 million for the nine months ended September 30, 2000. The increase was the result of continued growth of our search service and the corresponding constituents, our advertisers and the number of consumers and businesses using our services. The terrorist attacks on September 11, 2001 did not have a significant impact on our expenses, but negatively impacted our revenue of approximately $2.0 million to $4.0 million and net income of approximately $1.0 million. It is difficult to predict the impact the events of September 11, 2001 and the current challenging economic environment will have on our future revenue. However, we do not anticipate our historical revenue growth rate, expressed on a percentage basis, to continue.

     Revenue is generated primarily through paid introductions, that is, the number of clickthroughs that users make on advertisers’ search listings. Revenue is recognized when earned based on clickthrough activity to the extent that the advertiser has deposited sufficient funds with us or collection is probable. Revenue also consists of banner advertising, which constituted less than 5 percent of our revenue for the three months ended September 30, 2001. Overture has no barter transactions. Banner advertisement revenue is recognized when earned under the terms of the contractual arrangement with the advertiser or advertising agency, provided that collection is probable.

     The number of worldwide paid introductions for each of the last thirteen fiscal quarters is as follows:

NUMBER OF PAID INTRODUCTIONS	FOR THE QUARTER ENDED

338 million	September 30, 2001
327 million	June 30, 2001
318 million	March 31, 2001
228 million	December 31, 2000
114 million	September 30, 2000
93 million	June 30, 2000
88 million	March 31, 2000
73 million	December 31, 1999
54 million	September 30, 1999
31 million	June 30, 1999
15 million	March 31, 1999
7 million	December 31, 1998
2 million	September 30, 1998

     The average price per paid introduction results from advertisers’ online bidding for priority placement in the search results. The worldwide average price per paid introduction for each of the last thirteen fiscal quarters is as follows:

AVERAGE PRICE PER PAID INTRODUCTION	FOR THE QUARTER ENDED

$0.21	September 30, 2001
0.19	June 30, 2001
0.16	March 31, 2001
0.17	December 31, 2000
0.21	September 30, 2000
0.21	June 30, 2000
0.19	March 31, 2000
0.17	December 31, 1999
0.14	September 30, 1999
0.11	June 30, 1999
0.08	March 31, 1999
0.05	December 31, 1998
0.03	September 30, 1998

     We believe the slight increase in the worldwide number of paid introductions from June 30, 2001 to September 30, 2001 was primarily due to lower than anticipated effects of seasonality (typically lower Internet usage from July to September) and better than expected performance from some of our affiliates due to better implementations of our search results on their sites. This increase was partially offset by the events of September 11, 2001 and the current challenging economic conditions. Overture believes the number of paid introductions in the fourth quarter of 2001 may not experience meaningful growth despite a typically higher Internet usage period of October through December. This is primarily due to a slight decrease in paid introductions from the ongoing effects of the events of September 11, 2001 and the current challenging economic environment. We believe that the worldwide average price per paid introduction increased as a result of better commercial implementations from some affiliates facilitating better leads to advertisers, which in turn, has led to an increase in bidding behavior. In addition, advertisers are increasing their budgets with Overture, as the average spend per advertiser in the three months ended September 30, 2001 rose by 10% over the previous three months and by 9% in the three months ended June 30, 2001 compared to the three months ended March 31, 2001. We cannot assure that the average price per click will continue to increase, that it will not decrease from historical levels or the rate of any increase.

     We believe the quarterly number of paid introductions and average monthly price per paid introduction listed above are not necessarily indicative of future results. While we believe our average monthly price per paid introduction will grow throughout this year; it is difficult to forecast this growth, since advertisers, rather than Overture, determine the price paid for each introduction. We do not anticipate our historical revenue growth rate, expressed on a percentage basis, to continue. Our growth rate and results depend on our ability to continue to increase the number of advertisers who use our service, the amount our advertisers spend on our service and the number of consumers and businesses who use our service. We anticipate these variables to fluctuate, affecting our growth rate and results.

     Our growth is dependent on obtaining additional traffic and increasing the average price per paid introduction. During the three months ended September 30, 2001, approximately 30% of Overture’s total traffic came from our portal affiliates, including America Online, Inc. (AOL), AltaVista Company, Terra Lycos, S.A., iwon and Infoseek Corporation (operator of go.com); approximately 30% came from browser affiliates, Microsoft’s Internet Explorer and Netscape’s browser product; approximately 35% of the total traffic came from other affiliates; and less than 5% came directly to the Overture Web site. In August 2000, Overture and AOL entered into a 19-month distribution agreement under which AOL displays Overture’s listings on the search results pages of AOL, AOL.com and Netscape’s Netcenter. In November 2000, Overture and Terra Lycos entered into a three-year distribution agreement under which Overture’s listings were added to Lycos.com and HotBot search results. In November 2000, Overture and AltaVista entered into an 18-month distribution agreement under which Overture provides AltaVista’s search service users with Overture’s listings on select search results pages of AltaVista. In January 2001, we extended our existing agreement with Microsoft for an additional year, which will allow for continued traffic from their Internet Explorer 4 and Internet Explorer 5 browsers until January 2002. In June 2001, Overture entered into an additional agreement with Microsoft, which expires on June 30, 2002, to include the Overture search service on the Internet Explorer 4 and Internet Explorer 5 MSN Search Pane. In September 2001, we extended our existing Premier Provider Agreement with Netscape. We must renew our affiliate agreements or replace any lost traffic with other sources and grow our advertising base; otherwise, our revenue may be materially, adversely affected.

     Cost of Revenue. Cost of revenue consists primarily of costs associated with serving our search results and maintaining our Web site, plus fees paid to outside service providers that provide and manage the unpaid listings that we distribute through some of our affiliates and on our Web site. Costs associated with serving our search results and maintaining our Web site include depreciation of Web site equipment, co-location charges for our Web site equipment, software license fees and salaries of related personnel. Cost of revenue was approximately $6.1 million for the three months ended September 30, 2001 compared to approximately $3.3 million for the three months ended September 30, 2000. Cost of revenue was approximately $15.9 million for the nine months ended September 30, 2001 compared to approximately $8.7 million for the nine months ended September 30, 2000. The increase was primarily due to increased database and hardware capacity requirements, an increase in the number of personnel required to support our service and increased fees paid to outside service providers. We anticipate cost of revenue to continue to increase in absolute dollars as our traffic increases.

     Marketing, Sales and Service. Marketing, sales and service expenses consist primarily of our payments to affiliates and payroll and related expenses for personnel engaged in marketing, sales and customer service functions. Marketing sales and service expenses were approximately $45.0 million for the three months ended September 30, 2001 compared to approximately $21.2 million for the three months ended September 30, 2000. Marketing, sales and service expenses were approximately $130.2 million for the nine months ended September 30, 2001 compared to approximately $55.8 million for the nine months ended September 30, 2000. The increase was primarily due to an increased number of affiliates and associated traffic directed from these affiliates. We believe that continued investment in marketing, sales and service and in the increased distribution of our search services, which includes our agreements with AOL, AltaVista, Terra Lycos and MSN are critical to attaining our strategic objectives and, as a result, expect these costs to continue to increase in the future. In August 2000, Overture and AOL entered into a 19-month distribution agreement under which AOL displays Overture ‘s listings on the search results pages of AOL, AOL.com and Netscape’s Netcenter. The agreement calls for a guaranteed payment by Overture of $50 million over the term of the agreement. In November 2000, Overture and Terra Lycos entered into a three-year distribution agreement under which Overture ‘s listings were added to Lycos.com and HotBot search results. In November 2000, Overture and AltaVista entered into an 18-month distribution agreement under which Overture provides AltaVista’s search service users with Overture ‘s listings on select search results pages of AltaVista. In January 2001, we extended our existing agreement with Microsoft for an additional year, which will allow for continued traffic from their Internet Explorer 4 and Internet Explorer 5 browsers until January 2002. In June 2001, Overture entered into an additional agreement with Microsoft, which expires on June 30, 2002, to include the Overture search service on the Internet Explorer 4 and Internet Explorer 5 MSN Search Pane. In September 2001, we extended our existing Premier Provider Agreement with Netscape. Costs associated with payments to affiliates were approximately $38.6 million or 53% of revenue for the three months ended September 30, 2001 compared to approximately $15.0 million or 62% of revenue for the three months ended September 30, 2000. Costs associated with payments to affiliates were approximately $110.2 million or 59% of revenue for nine months ended September 30, 2001, compared to approximately $35.7 million or 56% of revenue for the nine months ended September 30, 2000. We anticipate these costs will increase in absolute dollars as traffic volume increases, but anticipate costs as a percentage of revenue to be relatively constant.

     General and Administrative. General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel; facilities; professional services, including legal; and insurance and other general corporate expenses. General and administrative expenses were approximately $10.8 million for the three months ended September 30, 2001 compared to approximately $9.0 million for the three months ended September 30, 2000. General and administrative expenses were approximately $31.9 million for the nine months ended September 30, 2001 compared to approximately $23.3 million for the nine months of September 30, 2000. The increase was primarily the result of increased credit card processing fees, as a result of the increased revenue through prepaid accounts. We expect general and administrative expenses to be flat in the fourth quarter of 2001.

     Product Development. Product development expenses consist primarily of payroll and related expenses for personnel responsible for development of features and functionality for our service, as well as costs incurred in the preliminary project and post-implementation stage of computer software developed for internal use. Product development expenses were approximately $2.8 million for the three months ended September 30, 2001 compared to approximately $3.5 million for the three months ended September 30, 2000. Product development expenses were approximately $9.7 million for the nine months ended September 30, 2001 compared to $10.0 million for the nine months ended September 30, 2000. The decrease was primarily due to reduction in staff from the closing of the GoTo Shopping and GoTo Auctions operations. We expect product development expenses to be flat in the fourth quarter of 2001.

     Amortization of Deferred Compensation. Certain stock options granted from the inception of Overture through our initial public offering have been considered to be compensatory for financial accounting purposes. Total compensation resulting from these stock options amounted to approximately $7.8 million. This amount represents the difference between the exercise price of the stock options and the deemed fair value of our common stock at the time of the grants or issuances, adjusted for the return of unvested options or the repurchase of restricted stock resulting from employee terminations. Compensation associated with these stock options is amortized and expensed over the applicable vesting periods using a graded methodology. Approximately $213,000 and $311,000 were amortized and charged to operations for the three months ended September 30, 2001 and 2000, respectively. Approximately $651,000 and $1.1 million were amortized and charged to operations for the nine months ended September 30, 2001 and 2000, respectively.

     Amortization of Intangible Assets. In October 2000, Overture acquired substantially all the assets of SearchUP, Inc. for approximately $3.5 million. Overture allocated the purchase price to intangible assets acquired based on their estimated fair values as determined by Overture and is amortizing such amounts on a straight-line basis over three years. Approximately $292,000 and $35.4 million were amortized and charged to operations for the three months ended September 30, 2001 and 2000, respectively. Approximately $900,000 and $79.9 million were amortized and charged to operations for the nine months ended September 30, 2001 and 2000, respectively. As a result of the complete write-down of the remaining Cadabra and AuctionRover intangible assets in the three months ended December 31, 2000, we expect the amortization of intangible assets to remain constant at approximately $300,000 per quarter through 2003 due to the SearchUP acquisition, unless we incur charges associated with the acquisition of additional businesses, assets or technologies.

     Loss on Closure of GoTo Shopping. On April 30, 2001, Overture closed the GoTo Shopping operations and recorded a charge for restructuring and exit costs. The charges included approximately $208,000 of cash termination benefits associated with the involuntary termination of 21 GoTo Shopping employees. The terminations of these positions, primarily in sales and service and product development functions were completed by June 30, 2001. The charge also included approximately $486,000 for non-cash termination benefits, related to the acceleration of options; $256,000 for fixed asset write-downs; approximately $485,000 for the remaining lease payments on a facility lease which Overture has not been able to sub-lease which was accrued as of June 30, 2001; and other exit costs of approximately $64,000. These costs were included in the Loss on Closure of GoTo Shopping in the statement of operations. Cash payments were funded from operations and did not have a significant impact on Overture’s liquidity.

     Loss on Disposition of GoTo Auctions. On June 29, 2001, Overture completed a management buyout of GoTo Auctions, whereby the operating management of GoTo Auctions purchased GoTo Auctions’ assets from Overture. The newly formed company is called ChannelAdvisor Corporation. Overture received a minority stake of 18.5% in this new corporation, whose goal is to provide online and offline businesses with the ability to leverage online auctions as a channel of distribution. In connection with the management buyout, Overture incurred charges for the disposition of certain assets and exit costs. Included in the exit costs were approximately $280,000 of cash termination benefits associated with the involuntary termination of 31 GoTo Auction employees. The terminations of these positions, primarily in sales and service and product development functions, and were completed by June 30, 2001. The charge also included approximately $1.8 million for fixed asset write-downs and $80,000 for other exit costs. These costs were included in Loss on Disposition of GoTo Auctions in the statement of operations. Cash payments were funded from operations and did not have a significantly impact on Overture ‘s liquidity.

     Other Income. Other income typically consists of returns on cash, cash equivalents and short-term and long-term investments, net of interest expense attributable to leased equipment and debt. Other income was approximately $1.7 million for the three months ended September 30, 2001 compared to approximately $1.6 million for the three months ended September 30, 2000. Other income was approximately $5.5 million for the nine months ended September 30, 2001 compared to approximately $26.2 million for the nine months ended September 30, 2000. In the nine months ended September 30, 2001, other income included reimbursement for legal costs associated with the settlement of the MercExchange litigation (see Note 4). Comparatively, in the nine months ended September 30, 2000, other income included the settlement of litigation with The Walt Disney Company.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities totaled approximately $26.6 million and net cash used in operating activities totaled approximately $15.7 million for the nine months ended September 30, 2001 and 2000, respectively. The change was due primarily to reduced net loss and decreased prepaid marketing expense, which was offset by decreased amortization of intangible assets. Net cash used in investing activities totaled approximately $32.5 million and net cash provided by investing activities totaled approximately $17.1 million for the nine months ended September 30, 2001 and 2000, respectively. The change resulted primarily from proceeds of short-term and long-term investments in the nine months ended September 30, 2000. Net cash provided by financing activities totaled approximately $64.9 million and $1.3 million for the nine months ended September 30, 2001 and 2000, respectively. The increase was due primarily to net proceeds of approximately $58.2 million from our follow-on offering completed on July 5, 2001 and proceeds from the exercise of stock options. We expect interest income to decrease as interest rates for our investments, commercial paper and government securities, have decreased.

     Our principal sources of liquidity consisted of unrestricted cash, cash equivalents and short-term and long-term investments of approximately $131.2 million as of September 30, 2001 and approximately $55.0 million as of December 31, 2000. We believe that our cash and liquid investment reserves are sufficient to sustain operations through the foreseeable future. We are obligated to make guaranteed payments totaling approximately $11.5 million, and $13.7 million for the remainder of 2001 and in 2002, respectively, under contracts to provide search services to our affiliates.

     RISKS THAT COULD AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

WE HAVE A LIMITED OPERATING HISTORY, SO WE CANNOT BE SURE THAT WE WILL BE SUCCESSFUL IN IMPLEMENTING OUR BUSINESS STRATEGY

     Overture was founded in September 1997, officially launched its service in June 1998, and has a limited operating history. An investor in our common stock must consider the risks and difficulties frequently encountered by companies in new and rapidly evolving markets. These risks include our:

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

     The Overture service may not retain its existing, or attract new, advertisers, consumers and businesses, and affiliates, which are Web sites that include Overture’s Pay-For-Performance search services on their sites or that direct consumer traffic to the Overture Web site. Overture may not achieve additional revenues or improve operating margins in future periods. Overture’s services may not continue to achieve commercial acceptance and, if they do not, our business, operating results and financial condition may be materially and adversely affected.

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

     We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is likely that, in some future quarter, our operating results may be below the expectations of public market analysts and investors and, as a result of these or other factors, the price of our common stock may fall and/or significantly fluctuate. Our operating results have varied widely in the past, and we expect that they will continue to vary widely from quarter to quarter due to a number of factors, including:

•	demand for our services by advertisers, consumers and businesses, including the number of searches performed by consumers and businesses and the rate at which they click through to paid search results;

•	prices paid by advertisers using the Overture services, which are not determined by Overture;

•	our costs of attracting consumers and businesses to use Overture’s services, including costs of exposure on affiliate Web sites;

•	decrease in traffic from our affiliates for any reason, including loss of our agreements with affiliates or demand for the services of affiliates;

•	costs related to agreements with affiliates;

•	ability to protect our business model from competitors;

•	the percentage of Overture’s search listings that are bidded listings;

•	our ability to significantly increase our affiliate programs;

•	seasonal fluctuations in the use of our service, typical of our industry, in which online traffic has typically been lower in the second and third quarters of the calendar year;

•	the amount and timing of operating costs and capital expenditures relating to expansion of our operations;

•	costs and delays in introducing any new Overture services and improvements to existing services;

•	our ability to successfully introduce new products or services;

•	changes in the growth rate of Internet usage and acceptance by consumers of e-commerce;

•	technical difficulties, system failures or Internet downtime;

•	government regulations related to the Internet;

•	our ability to upgrade and develop our information technology systems and infrastructure;

•	costs related to any acquisitions or dispositions of technologies or businesses; and

•	general economic conditions, as well as those specific to the Internet and related industries.

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

WE DEPEND ON A LIMITED NUMBER OF SOURCES TO DIRECT CONSUMERS AND BUSINESSES TO OUR SERVICE TO CONDUCT SEARCHES

     The consumers and businesses who conduct searches on our service come primarily from a limited number of sources. Our sources for consumers and businesses conducting searches are members of our affiliate network, including portals such as AOL, AltaVista, Terra Lycos, iwon and go.com; providers of Internet browsers such as Microsoft Internet Explorer and Netscape’s browser product; aggregators of search offerings of various providers; Internet Service Providers (ISPs) such as Earthlink, Inc.; and from Overture’s Web site. In any given month, we typically depend upon one or a few of these sources for a significant amount of traffic and searches conducted on our service. Revenue is generated from clickthroughs that users make on advertisers’ listings, and generally, the more traffic from any given source, the greater number of clickthroughs we will generate. Of Overture’s total traffic, for the three months ended September 30, 2001, approximately 30% came from our portal affiliates, including AOL, AltaVista and Terra Lycos, iwon and go.com; approximately 30% came from our browser affiliates, Microsoft’s Internet Explorer and Netscape’s browser product; approximately 35% came from other affiliates; and less than 5% came directly to the Overture Web site. In January 2001, we extended our existing agreement with Microsoft for an additional year, which will allow for continued traffic from their Internet Explorer 4 and Internet Explorer 5 browsers until January 2002. In June 2001, Overture entered into an additional agreement with Microsoft, which expires on June 30, 2002, to include the Overture search service on the Internet Explorer 4 and Internet Explorer 5 MSN Search Pane. In September 2001, we extended our existing Premier Agreement with Netscape. We depend on each of our portal and browser affiliates and the loss of any of these affiliates could harm our revenues and business.

     The amount of traffic from each of our affiliates has varied, and we expect it will continue to vary, from quarter to quarter, sometimes significantly, and in any single quarter we have been and could continue to be significantly dependent on traffic from a single or limited number of portal or browser affiliates. Certain of Overture’s affiliate agreements do not require the affiliate to display Overture’s search results and may allow the affiliate to stop displaying Overture’s search results after a short notice period. If we are unable to replace traffic from any portal or browser affiliate after expiration of our contract with it or if an affiliate upon which we depend stops displaying Overture’s search results, it would seriously harm our business, financial condition and results of operations, particularly if we are significantly dependent on that affiliate at the time. Overture’s agreements with its affiliates vary in initial duration from three months to three years, and depending on the agreement, may be terminable upon the occurrence of certain events, including for our failure to meet certain service levels, for general breaches of agreement terms, for changes in control or in some instances, at will. We may not be successful in renewing any of these agreements, or if they are renewed, any new agreement may not be on as favorable terms. In addition, we may not be successful in entering into distribution agreements with new affiliates on commercially acceptable terms.

OUR SUCCESS IS DEPENDENT UPON FURTHER DEVELOPING AND MAINTAINING THE AFFILIATE NETWORK

     We believe that our success in penetrating our target markets depends in part on our ability to further develop and maintain relationships with affiliates, which provide their users with Overture services on their sites or direct their traffic to our Web site. We believe these relationships are important to facilitate broad market acceptance of our services and enhance our sales. Our ability to attract consumers to our services is dependent upon the growth of our affiliate network, which is new and unproven. Our success depends in part on the success of our affiliates and our relationships with our affiliates. In addition, our affiliates may not regard us as significant for their own businesses. Therefore, they could reduce their commitment to us or terminate their respective relationships with us, pursue other partnerships or relationships, or attempt to develop or acquire products or services that compete with our services. If we are unable to successfully develop and maintain relationships with affiliates, our business, operating results and financial condition will be materially and adversely affected.

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

WE CANNOT ASSURE YOU WE WILL NOT INCUR NET LOSSES IN ANY PARTICULAR FUTURE PERIOD

     Prior to the three months ended September 30, 2001, we had a history of losses and we cannot assure you we will not incur net losses again in any particular future period. We incurred a net loss of approximately $605,000 and $96.9 million for the nine months ended September 30, 2001 and 2000, respectively, and as of September 30, 2001, we had an accumulated deficit of approximately $502.6 million. Because our expense levels are relatively fixed in the short term, if our revenues do not keep pace with our expense levels, we may not sustain or increase profitability in any particular quarter or we may incur losses again. We expect to continue to increase our marketing, sales and service and general and administrative expenses and we cannot be certain that revenue growth will continue. If our revenue does not continue, we may experience a loss in one or more future periods and it may as a result cause our stock price to decline. This may in turn impact our ability to implement our business strategy.

OUR INDUSTRY IS HIGHLY COMPETITIVE, AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY

     Overture competes with online services, other Web sites and advertising networks such as DoubleClick Inc. and 24/7 Media, Inc., as well as traditional offline media such as television, radio and print, for a share of advertisers’ total advertising budgets. We believe that the number of companies selling Web-based advertising and the available inventory of advertising space has recently substantially increased. Accordingly, Overture may face increased pricing pressure for the sale of advertisements and direct marketing opportunities, which could have a material adverse effect on our business, operating results and financial condition.

     Overture also competes with providers of Web directories, search, and information services, all of which offer services competitive to Overture, including, among others, AltaVista, Ask Jeeves, Inc., CNET, Inc., Excite@Home, Inc. (including WebCrawler and Magellan), Google, Inc., Inktomi Corporation, LookSmart, Ltd., Microsoft Corporation (LinkExchange, Inc. and msn.com), Terra Lycos (including HotBot) and Yahoo!, Inc. In addition, FindWhat.com, Inc. and PRIMEDIA, through its About.com Sprinks product, each offer a pay-per-click advertising service. There are also other companies that offer directly competing services. We have affiliate arrangements with companies that may be considered potential competitors.

     Many of these competitors, as well as potential entrants into our market, have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Many of these current and potential competitors can devote substantially greater resources to promotion and Web site and systems development than we can. In addition, as the use of the Internet and other online services increases, larger, well-established and well-financed entities may continue to acquire, invest in or form joint ventures with providers of Web directories, search and information services or advertising solutions, and existing providers of Web directories, search and information services or advertising solutions may continue to consolidate. In addition, providers of Internet browsers and other Internet products and services who are affiliated with providers of Web directories and information services in competition with the Overture service may more tightly integrate these affiliated offerings into their browsers or other products or services. Any of these trends would increase the competition we face and could have a material adverse effect on our business, operating results and financial condition.

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

WE FACE THE RISKS OF SYSTEM FAILURES

     We currently do not have a comprehensive disaster recovery plan in effect and do not have fully redundant systems for our services at an alternate site. A disaster such as fire, flood, earthquake, power loss, telecommunications failure, break-in, sabotage or a similar event could severely damage our business and results of operations, because our services could be interrupted for an indeterminate length of time. Our operations depend upon our ability to maintain and protect our computer systems, which are located in Pasadena, California and at other offsite locations. These offsite locations are managed by third parties in California, Virginia, Washington and Ireland.

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

     California and Washington sites exist on or near known earthquake fault zones. The occurrence of a natural disaster or unanticipated problems at our principal headquarters or at a third-party facility could cause interruptions or delays in our business, limited loss of data or could render us unable to provide some services. In addition, failure by the third-party facility to provide the data communications capacity required by us, as a result of human error, natural disaster or other operational disruptions, could cause interruptions in our service. The occurrence of any or all of these events could adversely affect our reputation, brand and business, which could have a material adverse effect on our business, operating results and financial condition.

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

WE RELY ON A CONTINUOUS POWER SUPPLY TO CONDUCT OUR OPERATIONS, AND CALIFORNIA’S RECENT ENERGY CRISIS COULD DISRUPT OUR OPERATIONS AND INCREASE OUR EXPENSES

     California was in the midst of an energy crisis and if an energy crisis were to reoccur, it could disrupt our operations and increase our expenses. In the event of an acute power shortage, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. Our computer systems are supplied primary power by the local power company. In addition, the systems are connected to battery backup and diesel generators. These alternative sources of power are provided by our hosting provider and are subject to their upkeep and maintenance. Our current insurance does not provide coverage for any damages our customers or we may suffer as a result of any interruption in our power supply. If blackouts interrupt our third-party power supply, we would be temporarily unable to continue operations at our affected facilities. Any such interruption in our ability to continue operations at our affected facilities could damage our reputation and could result in lost revenue, which could have a material adverse effect on our business, operating results and financial condition. Similar interruption to our affiliates’ services could also adversely impact us.

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

WE MAY BE UNABLE TO EXECUTE OUR BUSINESS MODEL IN INTERNATIONAL MARKETS

     One component of our strategy is to expand our operations into selected international markets. For example, we launched our service in the United Kingdom in November 2000 and plan to launch our German-speaking search service during the first quarter of 2002. To date, we have only operated internationally in the United Kingdom, and we may be unable to execute our business model in this market or new markets. Further, foreign providers of competing online services may have a substantial advantage over us in attracting users in their country due to earlier established businesses in that country, greater knowledge with respect to the cultural differences of users residing in that country and/or their focus on a single market. We expect to continue to experience higher costs as a percentage of revenues in connection with the development and maintenance of international online services. International markets we have selected may not develop at a rate that supports our level of investment. In particular, international markets typically have been slower than domestic markets in adopting the Internet as an advertising and commerce medium.

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

WE FACE RISKS OF CLAIMS FROM THIRD PARTIES FOR INTELLECTUAL PROPERTY INFRINGEMENT AND OTHER MATTERS THAT COULD ADVERSELY AFFECT OUR BUSINESS

     Our services operate in part by making Internet services and content available to our users. This creates the potential for claims to be made against us, either directly or through contractual indemnification provisions with third parties. These claims might, for example, be made for defamation, negligence, copyright, trademark or patent infringement, personal injury, invasion of privacy or other legal theories. Allegations are made against us from time to time concerning these types of claims. For example, we are aware that some companies have alleged to us and our competitors that the sale of advertising relating to the use of search terms may constitute trademark infringement. Although we deny such allegations, any claims could result in costly litigation and be time consuming to defend, divert management’s attention and resources, cause delays in releasing new or upgrading existing services or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. If a court were to determine that the sale of advertising related to certain search terms constitutes trademark infringement; it could negatively impact our revenues and business. There can be no assurance that our services do not infringe the intellectual property rights of third parties. A successful claim of infringement against us and our failure or inability to license the infringed or similar technology could have a material adverse effect on our business, operating results and financial condition.

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

THE CHANGE OF OUR CORPORATE NAME AND NASDAQ SYMBOL COULD RESULT IN CONFUSION TO CURRENT ADVERTISERS, CONSUMERS AND BUSINESSES, AFFILIATES AND INVESTORS AND COULD DISRUPT OUR BUSINESS AND CAUSE OUR STOCK PRICE TO DECLINE

     In October 2001, we changed our corporate name from GoTo.com, Inc. to Overture Services, Inc. Our name change could cause the possible loss of public recognition with our advertisers, consumers, businesses and affiliates, and could have a material adverse effect on our business, operating results and financial condition. In addition, we also changed our Nasdaq National Market trading symbol from “GOTO” to “OVER”, which could result in confusion to investors, which could harm the market price of the common stock.

WE MAY NEED ADDITIONAL CAPITAL, WHICH COULD DILUTE THE OWNERSHIP INTEREST OF INVESTORS

     We require substantial working capital to fund our business. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the rights of our common stock, and our stockholders may experience additional dilution. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. We experienced negative cash flow from operations from our inception through the first quarter of 2001, and we could experience negative cash flow from operations in the future. We currently anticipate that our available funds will be sufficient to meet our anticipated needs for working capital and capital expenditure through the foreseeable future. However, we may choose to raise additional funds in the future.

POTENTIAL ACQUISITIONS COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE AND ADVERSELY AFFECT OUR OPERATING RESULTS

     We may make investments in or acquire complementary products, technologies and businesses. These acquisitions and investments could disrupt our ongoing business, distract our management and employees and increase our expenses. If we acquire a company, we could face difficulties in assimilating that company’s personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. Acquisitions of additional services or technologies also involve risks of incompatibility and the need for integration into our existing services and marketing, sales and support efforts. If we finance the acquisitions by issuing equity securities, this could dilute our existing stockholders. Any amortization of intangible assets, or other charges resulting from the costs of these acquisitions could have a material adverse effect on our business, operating results and financial condition. In addition, we may pay more for an acquisition than an acquired product, technology or business is ultimately worth. For example, we recently ceased operations of GoTo Shopping, and we recently completed a management buyout of the GoTo Auctions, whereby the operating management of GoTo Auctions purchased GoTo Auctions’ assets from Overture. We have incurred charges related to the impairment of the assets acquired in connection with our exit from the auctions operations and comparison shopping operations, and incurred approximately $2.1 million and $1.5 million in charges relating to our exit from the GoTo Auctions and GoTo Shopping operations, respectively in the three months ending June 30, 2001.

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

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES MAY DAMAGE OUR BUSINESS

     The laws and regulations applicable to the Internet and our services are evolving and unclear and could damage our business. There are currently few laws or regulations directly applicable to access to, or commerce on, the Internet. Due to the increasing popularity and use of the Internet, it is possible that Internet laws and regulations may be adopted, covering issues such as user privacy, defamation, database protection, pricing, taxation, content regulation, quality of products and services, and intellectual property ownership and infringement. Such legislation could expose Overture to substantial liability as well as dampen the growth in use of the Internet, decrease the acceptance of the Internet as a communications and commercial medium, or require Overture to incur significant expenses in complying with any new regulations.

WE MAY INCUR LIABILITIES FOR THE ACTIVITIES OF USERS OF OUR SERVICE

     The law relating to the liability of providers of online services for activities of their users is currently unsettled and could damage our business. We do not carry insurance that will indemnify us for liability for activities of our users. Overture may not successfully avoid civil or criminal liability for unlawful activities carried out by users of our service. The imposition upon Overture of potential liability for unlawful activities of users of our service could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources or to discontinue certain service offerings. Any costs incurred as a result of such liability or asserted liability could have a material adverse effect on our business, operating results and financial condition.

OUR CHARTER DOCUMENTS AND CHANGE OF CONTROL SEVERANCE AGREEMENTS WITH OUR MANAGEMENT WILL MAKE IT MORE DIFFICULT TO ACQUIRE US

     Provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. For example, our board of directors is divided into three classes, with one class being elected each year by our stockholders, which generally makes it more difficult for stockholders to replace a majority of directors and obtain control of our board. In addition, stockholder meetings may be called only by our board of directors, the chairman of the board and the president, advanced notice is required prior to stockholder proposals, and stockholders may not act by written consent. Further, we have authorized preferred stock that is undesignated, making it possible for the board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of Overture.

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

     We have entered into change of control severance agreements with members of our senior management and certain other key employees. These agreements provide for certain benefits, including acceleration of option vesting, to these persons if they are terminated other than for cause following an acquisition of Overture. These agreements could make us less attractive to a third party who may want to acquire us, because they will make any replacement of management and other personnel more expensive.

     Furthermore, in March 2000, we entered into a Stockholder Agreement with Bill Gross’ idealab!, which limits Bill Gross’ idealab! and its affiliates’ ability to beneficially own 35% or more of our outstanding common stock, to transfer shares of our common stock or to knowingly assist or advise, or knowingly provide or arrange financing to facilitate any other person or entity to beneficially own 15% or more of our outstanding common stock.

WE CANNOT ASSURE YOU THAT OUR STOCK PRICE WILL NOT DECLINE OR WILL NOT BE EXTREMELY VOLATILE

     The price of our common stock may decline or may be extremely volatile. Since our initial public offering in June 1999, the per share trading price of our common stock has ranged from an intra-day high of $114.50 on November 15, 1999 to an intra-day low of $4.81 on December 21, 2000. In addition, an active public market for Overture’s common stock may not continue.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Overture is exposed to the impact of interest rate changes and foreign currency fluctuations:

     Overture’s exposure to market rate risk for changes in interest rates relate primarily to Overture’s investment portfolio. Overture has not used derivative financial instruments in its investment portfolio. Overture invests its excess cash in high quality credit instruments, which are spread over many issuers. Overture’s investments are principally confined to cash equivalents and available-for-sale debt securities.

     International revenues from Overture’s foreign subsidiaries were less than 5% of total revenues in the three months ended September 30, 2001. International sales are made from Overture’s United Kingdom operations and are denominated in the local currency.

     Overture’s international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the impact of changes in these or other factors could have a material adverse effect on our business, operating results and financial condition.

     Overture’s exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to Overture’s foreign sales subsidiaries. Overture is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on Overture in the three months ended September 30, 2001 was not material.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On June 19, 2001, InternetFuel.com, Inc. filed a complaint against Overture in the Superior Court of the State of California for the County of Los Angeles. The complaint alleges that Overture wrongfully terminated an agreement pursuant to which InternetFuel participated in Overture ‘s affiliate program. The complaint also alleges libel for messages allegedly placed by Overture on an Internet forum, and it contains claims of unfair business practices. The complaint seeks, among other remedies, monetary damages for the value of the terminated agreement and for alleged harm to InternetFuel’s reputation, punitive and exemplary relief and an injunction against alleged unfair business practices. Overture is currently investigating InternetFuel.com’s allegations and believes that it has meritorious defenses to the complaint. Overture intends to contest the allegations vigorously.

     Several class action lawsuits have been filed in the United States District Court, Southern District of New York against certain underwriters involved in Overture’s initial public offering, Overture and certain of Overture’s current directors and officers. The lawsuits allege, among other things, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 involving undisclosed compensation to the underwriters, improper practices by the underwriters and seek unspecified damages. Overture believes that it has meritorious defenses to the allegations and intends to vigorously defend against the actions.

ITEM 2. DIRECTOR AND OFFICER TRADING PLANS

     Certain of our directors and officers have entered into trading plans pursuant to Securities and Exchange Commission Rule 10b5-1 which provides for purchases and/or sales of Overture’s stock in accordance with formulas contained in the plans.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

None

(b)  Reports on Form 8-K.

     The Company filed a Current Report on Form 8-K dated September 10, 2001 to report under Item 5 thereof the Company’s intent to change its corporate name from “GoTo.com, Inc.” to “Overture Services, Inc.” and its Nasdaq stock market ticket symbol from “GOTO” to “OVER,” both effective October 8, 2001.

     The Company filed a Current Report on Form 8-K dated October 9, 2001 to report under Item 5 thereof as of October 8, 2001, the Company changed its corporate name from “GoTo.com, Inc.” to “Overture Services, Inc.” and its Nasdaq stock market ticket symbol from “GOTO” to “OVER.”

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2001	OVERTURE SERVICES, INC.

	By	/s/ Todd Tappin

Todd Tappin Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)