Form 10-K
period 2001-12-31
OVERTURE SERVICES INC
filed 2002-03-08
CIK 1060439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition from ________________ to _________________

COMMISSION FILE NUMBER 000-26365

Overture Services, Inc.
(Formerly GoTo.com, Inc.)
(Exact name of registrant as specified in its charter)

DELAWARE	95-4652060
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

74 NORTH PASADENA AVENUE 3RD FLOOR
PASADENA, CALIFORNIA 91103
(Address of principal executive offices)

626-685-5600
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Common Stock, $0.0001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [   ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock in the Nasdaq National Market on January 31, 2002, was approximately $1.5 billion. This calculation does not reflect a determination that certain persons are or are not affiliates of the registrant for any other purposes and assumes that shares held by affiliates include only shares held by executive officers, members of the board of directors (but not any fund of which any such persons may be a partner), holders of greater than 5% and all shares that have been reported on Schedule 13D, consisting of; Bill Gross’ idealab! or members of the group filing such Schedule 13D dated November 27, 2001; TCW Business Unit filing such Schedule 13D dated December 31, 2001; and RS Investment Management Co. filing such Schedule 13D dated December 31, 2001. The number of outstanding shares of the registrant’s common stock as of the close of business on January 31, 2002 was 57,673,375.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12 and 13 of Part III incorporate information by reference from the definitive proxy statement for the registrant’s 2002 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2001.

OVERTURE SERVICES, INC.

FISCAL YEAR 2001 FORM 10-K ANNUAL REPORT

Forward Looking Statement

     In addition to historical information, this Form 10-K contains forward-looking statements, including statements related to the expected growth of our affiliate program, the amount of traffic that will be directed to us from our affiliates in the future, the timing and amount of any increase in our average price per paid introduction, continued profitability, the timing and amount of our number of paid introductions, the amount of future advertiser spending with Overture, fluctuation in the price of our common stock, changes in our quarter-to-quarter financial results and future competition. We use words such as “anticipates, “believes,” “plans,” “expects,” “future,” “intends” and similar expression to identify these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those discussed in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risks That Could Affect Our Financial Condition and Results of Operations.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

PART I

ITEM 1. BUSINESS

OVERVIEW

     Overture Services, Inc. (formerly GoTo.com, Inc.) (the Company or Overture) is the leader in Pay-For-Performance search on the Internet. Overture operates an online marketplace that introduces consumers and businesses who search the Internet to advertisers that provide products, services and information. Advertisers participating in our marketplace include retail merchants, wholesale and service businesses and manufacturers. Overture facilitates these introductions through our search service, which enables advertisers to bid in an ongoing auction for priority placement in our search results after editorial approval. Priority placement means that the search results appear on the page ranked in descending order of bid price, with the highest bidder’s listing appearing first. Each advertiser pays Overture the amount of its bid whenever a consumer or business clicks on the advertiser’s listing in our search results. Advertisers pay Overture for each clickthrough, so advertisers bid only on keywords relevant to the products, services or information that they offer. Because each advertiser chooses the bid amount and advertisement placement that is optimal for its business, we believe the Overture marketplace provides advertisers with a cost-effective way to target consumers and businesses. Consumers and businesses access the Overture search service primarily through our affiliates, a network of Web sites that have integrated Overture’s search service into their sites or that direct consumer and business traffic to our site. Consumers and businesses can also access Overture’s search service directly through Overture’s Web site.

     The Company was incorporated on September 15, 1997 in the state of Delaware and officially launched its services on June 1, 1998. On October 8, 2001, the Company changed its corporate name to Overture Services, Inc. and changed its Nasdaq Stock Market trading symbol to “OVER.”

INDUSTRY OVERVIEW

EVOLUTION OF SEARCH SERVICES

     Search services enable consumers and businesses to search the Internet for a listing of Web sites based on a specific product, service or topic of interest. After e-mail, consumers use search services more than any other Internet application. Initially, these search services offered consumers and businesses the ability to efficiently locate desired information on Web sites. However, the companies who provide search services realized that increasing the number, frequency and duration of visits to their own sites, rather than sending consumers and businesses to other Web sites, yielded greater potential advertising and electronic commerce opportunities. Accordingly, these companies evolved into portals, or online media companies that, in addition to search services, deliver a broad array of content and other services designed to keep consumers and businesses at their sites.

UNMET SEARCH NEEDS OF CONSUMERS AND BUSINESSES

     We believe that consumers who are searching for products, services or information services are best served by receiving search results, which list Web sites relevant to their query. We believe that relevance is achieved by an online marketplace that allows businesses to pay for prominence on a Pay-For-Performance basis, since advertisers have economic incentives to ensure relevance, because they pay for each clickthrough. In turn, clickthroughs from relevant searches are more likely to convert into a sale for that advertiser.

     Other search tools, such as algorithmic search engines, which create search results by using software to search the Internet or editorial search engines, which rely on editors to categorize search results, are limited in their ability to provide relevant results, because they offer only one relevance filter. The algorithmic search tool places undue reliance on the ability of computer programs to categorize information in a method that will be useful to users, while the editorial search tool requires extensive human capital to categorize information.

     Historically, businesses have found it difficult to generate high quality, self-qualified and highly measurable sales leads. Overture’s service allows businesses to actively manage the number of leads and price per lead that they pay. We believe that generally, the more a business pays, the more leads it generates. We believe that in the U.S., search provides more leads than direct mail or yellow pages. According to the Direct Marketing Association, direct mail receives approximately 1.7 million responses on approximately 10.7 million pieces read per day. According to data from the Yellow Pages Publishers Association, yellow pages advertisers receive approximately 25 million to 30 million phone calls on approximately 30 million to 40 million references per day. We estimate that through users searching on the Internet for products, services and information services, there are approximately 60 million to 70 million commercial leads on approximately 170 million to 180 million searches per day.

LIMITATIONS OF TRADITIONAL INTERNET ADVERTISING

     Historically, online advertising has failed to exploit many of the unique attributes of the Internet. To date, Internet advertising has primarily taken the form of banner or sponsorship advertisements, which, like traditional media advertising, are typically priced by advertisers, paying for exposures to potential consumers and businesses. This approach, which is called impression-based advertising, inefficiently exploits the Internet’s direct marketing potential, resulting in what we believe are low consumer clickthrough rates of approximately 0.3%, as reported by eMarketer, a market research service firm. Advertisers are therefore paying for exposure to many viewers who are not interested in the product or service advertised. In addition, sometimes banner advertising on certain key words or Web sites are sold on an exclusive basis, limiting the advertising opportunities for advertisers and limiting the number of advertisers who can participate.

OUTSOURCED INTERNET SERVICES

     Like many portals, other Web sites seek to attract and retain consumer and business attention and maximize the revenue opportunity represented by that attention; however, all but the largest Web sites are limited in their ability to do so. We believe that although Web properties other than the major portal sites, such as AOL, MSN and Yahoo, currently represent a majority of all page views on the Web, Internet advertising spending is concentrated on the portals.

     In an effort to more effectively capitalize on their consumer and business audiences and provide more valuable advertising vehicles, many Web sites are now outsourcing popular consumer and business services and content offerings. In traditional media such as television, radio, and print, syndicated content has been widely used by local media in order to augment their core programming and, in so doing, extend their audience reach and retention. On the Internet, providers have emerged offering Web sites syndicated services such as search, e-mail and mapping, as well as content, such as stock quotes and news wires. Web sites use these offerings to enhance consumer and business usage, loyalty and retention. In order to address issues of sales force scale for the specific content and targetability for advertisers, some companies that develop syndicated content also sell the advertising that goes with it.

THE NEED FOR AN ONLINE CONSUMER, BUSINESS AND ADVERTISER SEARCH SERVICE

     Advertisers find it increasingly difficult to cost-effectively acquire qualified consumer and business leads on the Internet for many reasons, including the diffusion of consumer and business attention across the Internet, the concentration of online advertising on large Web sites, the pricing of Internet advertisements on an impression basis with significant minimum expenditure requirements, and the frequent use of exclusive arrangements. This is particularly true for advertisers seeking to reach targeted markets, despite the unique abilities of the Internet to facilitate direct marketing. As a result, the needs of consumers and businesses and the desires of advertisers to meet those needs often go unmatched. Overture believes there is a significant need for a sophisticated, distributed search service to serve both of these constituencies by providing a targeted, cost-effective Internet advertising solution.

THE OVERTURE SOLUTION

     We believe the Overture marketplace offers consumers and businesses quick, easy and relevant search results for products, services and information, while providing advertisers with a cost-effective way to target them. Key elements of Overture’s solution include the following:

     SEARCH PERFORMANCE. Overture is dedicated to assisting consumers and businesses. Since advertisers must pay for each clickthrough, or paid introduction, to their Web site, advertisers select and bid only on those search keywords that are most relevant to their offerings. These choices of keywords and bids are consistent with their economic incentive to secure high conversion rates, that is, to convert traffic or leads into sales. That same incentive encourages advertisers to write descriptions of their products, services and information services that describe their offerings as accurately as possible. Overture believes that its Pay-For-Performance advertising model efficiently aligns the interests of consumers, businesses and advertisers and improves the ability of consumers and businesses to quickly and easily find relevant search listings for products, services and information on the Overture service. Consequently, we believe Overture can provide more relevant and higher quality search results by requiring advertisers to assign a cost to their placement decisions.

     In addition, Overture believes it ensures relevant search results by having its product quality team of more than 100 people review and edit advertisers’ site descriptions and requiring that advertisers appear only on search results pages that relate to their site. Furthermore, by foregoing exclusive advertising relationships, Overture removes significant barriers and enables consumers and businesses to locate relevant information and pass quickly through our Web site or through our search service on other Web sites, which we call “affiliates,” to the desired information source.

     TARGETED PAY-FOR-PERFORMANCE ADVERTISING. Any advertiser in the Overture marketplace is able to specifically target those consumers and businesses who are interested in the products, services or information offered by the advertiser. We believe Overture enables highly efficient and cost-effective advertising expenditures. An advertiser pays only for consumers and businesses who elect to visit its Web site after searching targeted keywords on which the advertiser has bid. As a result, advertisers pay only for self-qualified leads rather than exposures to potential consumers and businesses, as with impression-based advertising.

     Advertisers maintain control on a real-time basis over the amounts of their bids for keywords they have selected and the aggregate amount spent on advertising with Overture. As a result, advertisers are able to precisely control their costs of customer acquisition using the Overture service. In addition, Overture does not enter into exclusive advertising arrangements, thereby enabling access to the marketplace by all potential advertisers.

     OUR AFFILIATE NETWORK. By offering our search service to other Web sites, we have created a network of affiliates that have integrated the Overture search service into their sites or that direct consumer and business traffic to the Overture Web site. Of Overture’s total traffic for the three months ended December 31, 2001, more than 95% came from affiliates as follows: approximately 40% came from our portal affiliates including Alta Vista, AOL, Excite.com, go.com, iWon, Terra Lycos and Yahoo; approximately 25% came from the browsers, Microsoft’s Internet Explorer and Netscape’s browser product; and approximately 35% came from other affiliates including Ask Jeeves, InfoSpace (including MetaCrawler and Dogpile) and our Web site. We generally provide our top three to five search listings, which we call Premium Listings, to the portals to offer in their search results. The contracts between Overture and the Internet browsers provide that the Overture search service is offered on the browser’s search page or as part of the browser’s search functionality. Affiliates can also provide Internet search capabilities by having an Overture search box on their sites, which either transfers their users to the Overture Web site or generates Overture search results while maintaining the look, feel and navigation features specific to the affiliates’ sites. This enables affiliates to enhance their users’ experience with search functionality and to generate additional revenue from the consumer and business audiences visiting their sites through the sale of advertising on search pages. The economics of these agreements vary from affiliate to affiliate. Because Overture focuses on deriving its revenue primarily from search results rather than banner advertising, Overture can provide these benefits to affiliates without conflicts for consumer and business attention for non-search content. Overture’s agreements with its portal and browser affiliates vary in initial duration from three months to three years, and depending on the agreement, may be terminable upon the occurrence of certain events, including for our failure to meet certain service levels, for general breaches of agreement terms, for changes in control or in some instances, at will. Through our network, we are building relationships with affiliates that are intended to increase the number of clickthroughs delivered to advertisers, which would increase the value of the Overture advertising proposition.

MARKET SIZE

     We believe that Internet search in the U.S. generates more than $1 billion in revenue on an annualized basis, including all forms of search-based revenues: search listings, sponsorships and graphical advertisements. We believe search listings represent the fastest growing segment.

     We believe search listings also have tremendous growth potential, since by our estimates, only approximately 15% of leads, or clickthroughs to businesses are monetized today. We believe that improvements in the quality, relevance, breadth and depth of paid listings will likely drive growth for clickthroughs on commercial inquiries for the foreseeable future.

     We also believe that the price per paid introduction advertisers pay has growth potential. Relative to alternatives, a lead on Overture at an average price of $0.23 is less expensive, and yet more targeted and measurable. We therefore believe an Overture lead is more likely to convert from clickthrough to a sale.

     We believe that our business can also experience growth outside the US as Internet and e-commerce continues to grow in those territories.

OVERTURE STRATEGY

     Overture’s objective is to expand participation and increase transactions in its online marketplace. We believe that a critical mass of advertisers, consumers, businesses, and affiliates stimulates growth in the number of marketplace participants, which in turn can increase the efficiency of the Overture service. We further believe that this efficiency will increase the competition for prominent search result placement on our search service and may, thereby, increase the amounts advertisers are willing to bid for participation in the Overture marketplace. We believe that advertisers are attracted to Overture as a result of the large number of opportunities to reach interested consumers and businesses, and that consumers and businesses find Overture useful due to the breadth of relevant advertiser links displayed on the Overture service. A large and active base of paying advertisers increases Overture’s ability to generate comprehensive, relevant search results and to monetize consumer and business search requests. The resulting service quality and revenue opportunity provides the incentive for Overture’s affiliates to feature Overture search results on the their site. Elements of Overture’s strategy include:

     INCREASE ADVERTISER SPENDING. During December 2001, the Overture marketplace had approximately 53,000 paying advertisers. Overture intends to increase the revenue from advertisers through its sales force and leverage its reputation for Pay-For-Performance, targeting direct response market among advertisers and their intermediaries, such as search engine marketing consultants and media buyers. Overture reaches these constituencies through multiple marketing channels, including targeted online marketing, mailings, sponsorship of Web sites where advertisers congregate, participation at trade shows, appearances in advertising industry periodicals and agreements with companies who refer advertisers to us. We believe that the Overture marketplace is scalable and can support a broader and deeper array of advertisers than traditional online advertising solutions. Accordingly, Overture intends to capture a share of the advertising from the growing number of online businesses.

     EXPAND CONSUMER AND BUSINESS BASE WITH OUR AFFILIATE NETWORK. The Overture marketplace had approximately 442 million paid introductions in the fourth quarter of 2001. Overture believes it can increase the number of consumers and businesses participating in the Overture marketplace by enhancing the search service implementations with our current affiliates (more Overture search results, better placement, etc.), as well as by distributing the Overture search service on other Web sites not currently in our affiliate network.

     USE TECHNOLOGY TO EFFECTIVELY SCALE OUR CUSTOMER SUPPORT. The services Overture currently provides to advertisers include online account creation and keyword bidding, as well as a proprietary account management product that allows advertisers to log in to a secure Web site where they can perform account management functions, such as adding funds to their accounts, viewing performance reports and changing their bids in real time. Overture also offers account monitoring tools, which allow advertisers to track their total spending, account balance and clickthroughs in real-time. These tools also allow advertisers to manage their monthly spending plans and provide a forecast volume of clickthroughs for keyword and listing rank, based on activity history. Overture intends to utilize its technology to grow an efficient and scalable operations infrastructure enabling a high volume of advertisers at a high quality service level and at a relatively low internal cost. In addition, Overture plans to continue to enhance the services it provides to advertisers. Overture intends to increasingly automate the sale of advertising, enabling advertisers to have greater control over, and satisfaction with, advertising on the Overture marketplace.

     PROVIDE EXCELLENT SERVICE. We believe that Overture's sophisticated account management systems and processes are a competitive advantage. Accordingly, we believe that a high service level is attractive to advertisers. We believe that continued investments in our account management system and processes are an integral component of building a larger and more active advertiser base. In addition to providing high quality service to advertisers, we believe that reliable technical service is important to our affiliates and our ability to attract new affiliates.

     Overture offers Full Serve and Full Serve Advantage programs which offer the advertiser a customized plan with recommended terms and bid amounts for either 20 or 100 search listings and submission of their Web site to 12 additional search engines for maximum exposure. Overture has a product quality team of more than 100 people that review and edit advertisers’ site descriptions and ensure that advertisers appear only on search result pages that relate to their site. The Overture service uses proprietary analytical systems that are designed to exclude from an advertiser’s charges clickthroughs that are unlikely to be genuine leads. Overture provides additional tools to their advertisers, which allow online account creation and keyword bidding, as well as a proprietary account management product that allows advertisers to log in to a secure Web site where they can perform account management functions, such as adding funds to their accounts, viewing performance reports and changing their bids in real time. Overture also offers account monitoring tools, which allow advertisers to track their total spending, account balance and clickthroughs in real-time. These tools also allow advertisers to manage their monthly spending plans and provide a forecast volume of clickthroughs for keyword and listing rank, based on activity history. In addition, Overture plans to continue to enhance the services it provides to advertisers.

     DERIVE STRATEGIC ADVANTAGE FROM EFFICIENT COST STRUCTURE. Overture believes that its business model provides a number of competitive advantages. The advertisers participating in the Overture marketplace can provide their own Web site descriptions and, through competitive bidding, with bid amounts visible at the Overture Web site to all participants, rank and set the prices paid for their position in the search results and, consequently, the amounts they pay Overture for each click on their search result. This reduces the costs Overture must pay to perform these tasks. In addition, for a fee, Overture will provide some of theses services for advertisers. In addition, our business model does not require us to carry any physical inventory. Overture is therefore able to direct the capital that would otherwise be used for these purposes towards growing our business, enhancing our services and pursuing other strategic opportunities.

     EXPAND THE OVERTURE SERVICE INTO INTERNATIONAL MARKETS. Overture believes that international consumers and businesses also desire quick, easy and relevant search results for products, services and information and that international advertisers can benefit from a cost-effective, targeted way to reach consumers and businesses using Overture’s Pay-For-Performance model. Overture also believes that its automated advertiser sign-up technology, distributed affiliate network model and efficient cost structure will enable it to replicate its U.S.-based marketplace in other countries. As a result, we launched the Overture service in the United Kingdom in November 2000 and launched our German-speaking search service in February 2002. We are considering launching our search service in Japan and France during 2002.

THE OVERTURE SERVICE

SEARCH TOOL

     Consumers and businesses use the Overture search service to locate desired providers of products, services and information, and can access the Overture search service from either the tens of thousands of Web sites that are Overture’s affiliates or from Overture’s home page. After entering a targeted keyword search, or performing a directory search from an affiliate’s Web site or from the Overture home page, consumers and businesses are presented with Overture search results.

BIDDING FOR PRIORITY PLACEMENT IN SEARCH RESULTS

     Overture search results for the search service are prioritized for consumers and businesses based on advertiser bids for placement of their search listings within the search results. Paying advertisers are listed in descending bid order, with the highest bidder appearing as the first search result. Bids are expressed as the amount advertisers pay Overture for each paid introduction. As of the end of December 2001, Overture’s proprietary database included approximately 8 million search listings.

     Overture promotes an open and efficient marketplace allowing advertisers to see the bids of other advertisers. Using the open bidding information, advertisers are able to determine the bids necessary to achieve their desired ranking, which enables competition among advertisers and promotes greater relevance for consumers and businesses.

ADVERTISING ON OVERTURE

     Overture offers a self-service, online form where advertisers can sign up and bid for search listings. Potential advertisers find the Overture Web site directly or through custom offer pages on our affiliates’ sites. On the welcome page of the sign up form, potential advertisers are able to access a frequently asked questions page that contains information about Overture’s guidelines for crafting relevant search results, instructions for opening a new account and account maintenance information.

     As part of the sign up process for new advertisers, advertisers enter basic contact information and select a unique user ID and password for accessing and maintaining account information online using Overture’s proprietary account maintenance product. Each advertiser will select one of three plans; 1) Self Service 2) Full Serve and 3) Full Serve Advantage. Under the Self Service plan, the advertiser enters keywords on which it wishes to bid, the bid amounts, with a minimum bid of five cents per keyword, and information about the advertiser’s Web site, including a title customized for the applicable keyword, a description of its Web site offerings and information necessary for hypertext linking. For $99, the Full Serve plan offers the advertiser a customized plan with recommended terms and bid amounts for up to 20 search listings. For $199, the Full Serve Advantage plan offers the advertiser a customized plan with recommended terms and bid amounts for up to 100 search listings and their Web site will be submitted to 12 additional search engines for maximum exposure.

     During the sign up process, advertisers also enter payment information. Advertisers must currently commit to a minimum initial payment of $25 or $50. In addition, since March 1, 2001 every new advertiser is required to spend a minimum of $20 per month and every keyword (from both new and existing advertisers) require a minimum bid of five cents. An advertiser may choose to pre-pay by check, wire or credit card and in some cases, Overture may grant credit terms, in which case the advertiser is invoiced each month. After entering payment information, advertisers are presented the terms and conditions of advertising on the Overture service, which must be accepted before an order is processed. After the advertiser accepts these terms, a confirmation screen appears with a tracking number for the advertiser’s convenience. If an advertiser contacts Overture’s customer service, the tracking number enables us to quickly find the advertiser’s enrollment application. Once the sign up process has been completed, the advertiser receives a confirmation by e-mail that Overture received the sign up form.

     By automating the sale and maintenance of advertising accounts, Overture enables advertisers to have greater control over the advertising process, while simultaneously reducing Overture’s operating costs. Overture also employs a sales and support team to attract accounts, review advertising for relevance and assist advertisers in cases where more personal attention is required.

     Overture offers advertisers a variety of payment plans to ensure that advertisers maintain sufficient funds in their Overture account and remain active on the service. Advertisers on the Overture service pay for advertising in advance, or for qualified accounts, may elect to be invoiced. Overture notifies advertisers using its service by e-mail when account balances are running low so that they can add to their account balances. As an alternative, advertisers that prepay Overture may authorize Overture to charge them on a monthly basis to refresh their account or to charge them an additional fixed amount each time their account approaches a zero balance.

     To promote fairness and efficiency, Overture has adopted marketplace rules and policies. For example, advertisers are not permitted to bid on search results unrelated to their Web site offerings. Each advertiser’s compliance with these rules and policies is enforced in part by other advertisers participating in the service. The Overture service also uses proprietary clickthrough analysis systems that are designed to exclude from an advertiser’s charges, clickthroughs that are unlikely to be genuine leads.

MARKETING, SALES AND SERVICE

Consumers, Businesses and Affiliates

     Overture has established relationships with search engines and portals, including AltaVista, AOL, Ask Jeeves, go.com, InfoSpace (including MetaCrawler, Dogpile and Excite.com), iWon, MSN, Terra Lycos and Yahoo, that offer Overture’s Premium Listings as part of their search results. Overture has also established relationships with browsers that offer Overture search functionality as a default search service in rotation with other providers of search functionality.

     Web sites can become an affiliate in two ways:

     First, a consumer or business queries the Overture search service at an affiliate’s Web site and receives Overture’s search results with or without leaving the affiliate’s site, at the affiliate’s choice.

     Second, an affiliate offers the Overture search results as part of other search results that they provide their users. For example, as part of our affiliate network, we have established contracts with Web sites that aggregate the search offerings of several providers of search services. These contracts provide that our search service is included in the aggregated search offerings on these sites. Similarly, Overture has entered into contracts with portals, in which our Premium Listings are offered in their search results. Finally, in contracts with Internet browsers, like Microsoft Internet Explorer and Netscape’s browser product, our search service is offered on the browser’s search page or as part of the browser’s search functionality.

     The economic arrangements with affiliates vary and may include:

•	fixed guarantees, provided the affiliate meets and maintains certain performance standards;

•	payment based on a percentage of revenue;

•	payment for clicks on our search results;

•	payment for impressions of our search results;

•	payment for searches done on our service;

•	payment for impressions of our search box; and

•	combinations of the foregoing.

     We believe affiliates electing to host Overture search functionality on their sites can take advantage of any or all of the following benefits:

•	obtain an economic advantage in monetizing search;

•	experience superior technical and customer service;

•	deliver to their users high quality and relevant search results;

•	acquire turnkey search service without the need to develop and manage it in-house;

•	generate revenue without the costs and challenges associated with building and maintaining the marketing, sales and service, and supporting functions and systems;

•	enable rapid implementation of search functionality with no out-of-pocket investment; and

•	build and maintain brand loyalty by delivering content with the look, feel and navigation features specific to each affiliate, creating the impression to consumers and businesses that they have not left the affiliate’s site.

     The following are Overture’s significant affiliate agreements:

Affiliate	Commencement	Expiration Date

AOL	August 2000	March 2002
AOL Europe (UK, Germany and France)	January 2002	March 2005

AltaVista	November 2000	May 2002

CompuServe	May 2000	May 2002

Yahoo	November 2001	June 2002

Netscape Premier Provider	July 2001	June 2002

Infoseek (go.com)	March 2002	March 2003

Ask Jeeves	July 2001	July 2003

iWon	January 2001	July 2003

Affiliate	Commencement	Expiration Date

Terra Lycos	November 2000	November 2003

Freeserve (UK)	November 2001	November 2003

Microsoft	February 2002	December 2003

InfoSpace	November 2001	February 2004

Advertisers

     Overture attracts advertisers through direct marketing efforts, which include mailings and other promotional material sent directly to advertising agencies and to targeted accounts. To build further advertiser participation, Overture will continue to leverage its reputation for Pay-For-Performance, and direct response marketing among advertisers and their intermediaries, such as advertising consultants and media buyers. Overture will continue to reach these constituencies through multiple marketing channels, including our direct sales force, targeted online marketing, mailings, sponsorship of Web sites where advertisers congregate, participation at trade shows and appearances in advertising industry periodicals. Overture also enters into referral agreements with companies that receive payment for each advertiser that they refer to us who becomes an advertiser of our service.

     We believe that Internet use is higher during the fourth quarter of the calendar year as opposed to other quarters, particularly due to holiday shopping patterns. We believe this seasonality of Internet use results in more traffic to our search service, which generates more paid clicks and revenues for us during the period from October through December. As a result, seasonal fluctuations in Internet use could affect our operating results.

TECHNOLOGY

     The Overture technical operating environment is designed to provide the best search experience on the Internet to consumers and businesses, advertisers and affiliates. Overture intends to continue investing in its technology infrastructure to maintain and enhance its competitive advantage.

     Overture makes its services available to advertisers, consumers and businesses through a combination of its own proprietary technology and commercially available technology from industry leading providers such as Sun Microsystems, Cisco, Oracle, and Kana. Overture also relies upon third parties to provide Web hosting services, including hardware support and service and network coordination.

     Any disruption in the Internet access or other services provided by third parties could have a material adverse effect on our business. Accordingly, our research and development efforts include the development and implementation of business continuity and disaster recovery systems, improvement of data retention, backup and recovery processes and systems and standardization of technology platforms. Overture also protects its computer systems by maintaining multiple serving sites which allow for global load balancing, designing our systems for peak loads and non-stop operation.

COMPETITION

     Overture competes with online services, other Web sites and advertising networks such as DoubleClick Inc. and 24/7 Media, Inc., as well as traditional offline media such as television, radio and print, for a share of advertisers’ total advertising budgets. We believe that the number of companies selling Web-based advertising and the available inventory of advertising space has recently increased. Accordingly, Overture may face increased pricing pressure for the sale of advertisements and direct marketing opportunities, which could have a material adverse effect on our business, operating results and financial condition.

     Overture also competes with providers of Web directories, search, and information services, all of which offer search services competitive to those provided by Overture, including, among others, AltaVista, AOL, Ask Jeeves, Inc., CNET, Inc., Fast Search &Transfer ASA, Google, Inc., Inktomi Corporation, LookSmart, Ltd., Microsoft Corporation (LinkExchange, Inc. and msn.com), Terra Lycos (including HotBot) and Yahoo!, Inc. In addition, Espotting Media, FindWhat.com, Inc., Google and PRIMEDIA, through its About.com Sprinks product, each offer a search-based pay-per-click advertising service. There are also other companies that offer directly competing services. We have affiliate arrangements with companies that currently provide other search and advertising services, which may indirectly compete with our offerings, and may in the future offer their own pay-per-click search service.

     Recently, some of our search service competitors, such as Google and Terra Lycos, have introduced pay-per-click advertising services that are similar to ours. Although we believe that our large network of affiliates, number of advertisers, level of service and proprietary technology differentiate our service from those of these competitors, we cannot assure you that another search service will not successfully offer a competitive pay-per-click advertising product. We believe it is likely that there will be additional entrants to the pay-per-click search market. These new competitors will likely compete against us for affiliate arrangements and therefore may require us to enter into affiliate agreements with less favorable terms or we may lose traffic from some affiliates. These new competitors will also compete with us for users, which could reduce our number of clickthroughs and total revenues. In addition, these new competitors will also compete with us for our advertisers, which could reduce our number of advertisers or our advertisers' budgets, therefore possibly reducing our revenue. These new competitors could therefore have a material adverse effect on our business, operating results and financial condition.

     In addition, some of our competitors, as well as potential entrants into our market, have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Many of these current and potential competitors can devote substantially greater resources to promotion and Web site and systems development than we can. In addition, as the use of the Internet and other online services increases, larger, well-established and well-financed entities may continue to acquire, invest in or form joint ventures with providers of Web directories, search and information services or advertising solutions, and existing providers of Web directories, search and information services or advertising solutions may continue to consolidate. In addition, providers of Internet browsers and other Internet products and services who are affiliated with providers of Web directories and information services in competition with the Overture service may more tightly integrate these affiliated offerings into their browsers or other products or services. Any of these trends would increase the competition we face and could have a material adverse effect on our business, operating results and financial condition.

INTELLECTUAL PROPERTY, PROPRIETARY RIGHTS AND LICENSES

     Overture has been granted two patents and has filed for others.

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

EMPLOYEES

     Overture had 559 full-time employees as of January 31, 2002. As of January 31, 2002, 145 of Overture’s employees were engaged in technical operations and product development, 300 in marketing, sales and service and 114 in finance, administration and operations. Marketing, sales and service employees include customer service representatives, salespeople, sales administration personnel, marketing and communications personnel and creative services personnel.

ITEM 2. PROPERTIES

     During 2001, Overture leased approximately 12,000 square feet of office space in San Mateo, California and approximately 2,000 square feet of office space in London, England and subleased approximately 58,000 square feet of office space from Bill Gross' idealab! in Pasadena, California. In March 2002, Overture entered into an arrangement with Parfinco EWA, LLC and Bill Gross' idealab! whereby Bill Gross' idealab! assigned their lease with Parfinco to Overture for the existing 58,000 square feet of office space in Pasadena, California and Overture entered into an arrangement with Parfinco for an additional 29,000 square feet of office space in Pasadena, California. The additional office space lease expires at the same time as our existing 58,000 square feet of office space, in October 2004. We believe our facilities are adequate for our current needs, but we may require additional facilities as we expand in the future.

ITEM 3. LEGAL PROCEEDINGS

     On June 19, 2001, InternetFuel.com, Inc. filed a complaint against Overture in the Superior Court of the State of California for the County of Los Angeles. The complaint alleges that Overture wrongfully terminated an agreement pursuant to which InternetFuel participated in Overture’s affiliate program. The complaint also alleges libel for messages allegedly placed by Overture on an Internet forum, and it contains claims of unfair business practices. The complaint seeks, among other remedies, monetary damages for the value of the terminated agreement and for alleged harm to InternetFuel’s reputation, punitive and exemplary relief and an injunction against alleged unfair business practices. In December 2001, Overture successfully moved the court to transfer the case to arbitration. The parties are in the process of selecting arbitrators. Overture believes that it has meritorious defenses to the complaint. Overture intends to contest the allegations vigorously.

     On July 12, 2001, the first of several purported securities class action lawsuits was filed in the United States District Court, Southern District of New York against certain underwriters involved in Overture’s initial public offering, Overture, and certain of Overture’s current and former officers and directors. The Court consolidated the cases against Overture into case number 01 Civ. 6339. Plaintiffs allege, among other things, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 involving undisclosed compensation to the underwriters, and improper practices by the underwriters and seek unspecified damages.

     Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin of the United States District Court for the Southern District of New York. Judge Scheindlin has ordered that the time for all defendants to respond to any complaint be postponed until further order of the Court. Thus, Overture has not been required to answer the complaint, and no discovery has been served. Overture denies the allegations against it, believes that it has meritorious defenses to the complaint and intends to contest the allegations vigorously.

     On October 2, 2000, 800-JR-Cigar, Inc. (“JR Cigar”) served a complaint against the Company in the United States District Court for the District of New Jersey alleging that the Company has committed acts of trademark infringement, trademark dilution, unfair competition, consumer fraud and deceptive telemarketing. JR Cigar’s allegations are based on the Company’s allowing competitors to bid on the term JR CIGAR (and related terms) in order to obtain priority when an Internet user searches for cigar related Web sites. The Company denies that it has violated JR Cigar’s rights and is vigorously contesting the lawsuit. The parties have filed motions for summary judgment, which have been fully briefed and are pending before the court. A trial date has not been scheduled.

     On January 17, 2002, FindWhat.com (“FindWhat”) filed a lawsuit against the Company in the United States District Court for the Southern District of New York. The initial complaint was never served upon the Company. An amended complaint was served on the Company on January 25, 2002. The amended complaint seeks a declaratory judgment of invalidity, unenforceability and non-infringement relating to the Company’s U.S. Patent No. 6,269,361 (“the ‘361 patent), entitled “System And Method For Influencing A Position On A Search Result List Generated By A Computer Network Search Engine.” On January 25, 2002, the Company filed a complaint for patent infringement against FindWhat in the United States District Court for the Central District of California, Western Division. In this action, the Company seeks an adjudication that the ‘361 patent is enforceable, not invalid, and infringed by FindWhat. The Company also seeks a permanent injunction against FindWhat, an award of increased damages, and an award of attorney’s fees, costs and expenses. The Company has moved to dismiss FindWhat’s New York action in favor of the Company’s California action.

     On January 28, 2002, Mark Nutritionals, Inc. (“MNI”) filed a complaint against the Company in the United States District Court for the Western District of Texas. The initial complaint was never served on the Company. An amended complaint was served on the Company on February 6, 2002. The amended complaint alleges that the Company has committed acts of trademark infringement, trademark dilution, unfair competition, misappropriation and tortious interference with prospective economic advantage. MNI’s allegations are based on the Company’s allowing competitors to bid on the term “body solutions” in order to obtain priority when an Internet user searches for diet-related Web sites. The Company is indemnifying and defending an affiliate, who has been named a defendant in a related action. The Company denies that it has violated MNI’s rights and will vigorously contest the lawsuit.

     On January 31, 2002, a complaint was filed against the Company as a result of its acquisition in May 2000 of AuctionRover.com, Inc., and other defendants in North Carolina Superior Court by an individual, Paul Rony, relating to alleged trade secrets concerning interaction with Internet auction Web sites. The causes of action alleged against the Company include misappropriation of trade secrets, quantum meruit, and constructive trust. The Company denies liability and will vigorously contest the lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by Item 10 of Form 10-K with respect to executive officers of the Company is set forth below. The following table sets forth certain information with respect to the executive officers of Overture as of January 31, 2002.

NAME	AGE	POSITION

Ted Meisel	38	Chief Executive Officer and President
Jaynie Studenmund	47	Chief Operating Officer
Todd Tappin	40	Chief Financial Officer

     Ted Meisel has served as a Director and as Chief Executive Officer since February 2000 and he has served as President since May 1999. From December 1998 until January 2000, he also served as Chief Operating Officer. From April 1996 to November 1998, he served in a variety of roles at Ticketmaster Online-CitySearch, Inc. (formerly CitySearch, Inc.), an online provider of city guides and live-event ticketing, most recently as Vice President of the Products and Technology Group. From November 1991 to March 1996, he worked at McKinsey & Company, a management-consulting firm, most recently as an Engagement Manager. Mr. Meisel holds a B.A. in History from Dartmouth College and a J.D. from Stanford Law School.

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

     Todd Tappin has served as Chief Financial Officer since October 1998. From March 1992 to October 1998, Mr. Tappin served as Senior Vice President of Finance for News Corp.-Twentieth Century Fox, where he oversaw all Finance, Strategic Planning and Business Development for the Home Entertainment and Interactive Divisions, and as the General Manager of Twentieth Century Fox’s Home Entertainment Division in Canada. Mr. Tappin began his professional career as a certified public accountant at Deloitte, Haskins and Sells. He holds a B.S. in Business from the University of Colorado.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has been quoted on the Nasdaq National Market since our initial public offering on June 18, 1999 and currently trades under the symbol “OVER.” From June 18, 1999 to October 7, 2001, our common stock was quoted under the symbol “GOTO.” In conjunction with our name change from GoTo.com, Inc. to Overture Services, Inc., our common stock began trading under the symbol “OVER” on October 8, 2001. Prior to June 18, 1999, there was no public market for our common stock. According to records of our transfer agent, there were approximately 603 stockholders of record as of December 31, 2001 and we believe there are a substantially greater number of beneficial holders. The following table sets forth the high and low per share sale prices of our common stock as reported on the Nasdaq National Market for the periods indicated:

	High Price	Low Price

Fiscal 2001:
Fourth Quarter	$37.070	$11.900
Third Quarter	$25.150	$10.200
Second Quarter	$28.280	$7.000
First Quarter	$15.250	$5.766
Fiscal 2000:
Fourth Quarter	$18.250	$4.813
Third Quarter	$25.250	$10.000
Second Quarter	$46.000	$13.125
First Quarter	$102.000	$35.875

     We have not paid dividends and do not anticipate declaring dividends on our common stock in the foreseeable future.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements appearing elsewhere in this Form 10-K. The statements of operations data set forth below for the years ended December 31, 2001, 2000 and 1999 and the balance sheet data at December 31, 2001 and 2000 are derived from our audited financial statements included elsewhere in this Form 10-K. Certain changes have been made to the description and presentation of the Statement of Operations during the current year. The line item “Cost of Revenue” has been renamed “Search Serving”, the “Gross Profit” line item has been removed, the “Search Serving” line item is now shown as a component of operating expenses, and “Traffic Acquisition” has been separately reported from “Marketing, Sales and Service.” Prior year presentation has been changed to conform to current year presentation. These changes to the description and presentation of the Statement of Operations had no effect on net income or loss. The historical results are not necessarily indicative of results to be expected for any future period.

					SEPTEMBER 15, 1997
					(INCEPTION) TO
	YEAR ENDED DECEMBER 31,				DECEMBER 31,

	2001	2000	1999	1998	1997

	(IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Revenue	$288,133	$103,052	$26,809	$822	$22

Operating expenses:
Search serving	20,962	13,109	6,213	1,429	6
Traffic acquisition	162,072	66,433	14,290	—	—
Marketing, sales and service	28,078	28,098	20,169	9,645	65
General and administrative	44,917	33,798	12,467	1,655	24
Product development	12,811	13,523	3,689	1,232	46
Amortization of deferred compensation	849	1,376	3,585	1,199	—
Write-off of acquired in-process research and development	—	7,550	—	—	—
Amortization of intangible assets	1,192	115,600	—	—	—
Impairment of intangible assets	—	309,253	—	—	—
Loss on closure of GoTo Shopping	1,002	—	—	—	—
Loss on disposition of GoTo Auctions	2,008	—	—	—	—

	273,891	588,740	60,413	15,160	141

Income (loss) from operations	14,242	(485,688)	(33,604)	(14,338)	(119)

Interest income, net	4,260	5,809	3,777	316	—
Other income	2,561	21,259	566	—	—

Income (loss) before provision for income taxes	21,063	(458,620)	(29,261)	(14,022)	(119)
Provision for income taxes	900	1	1	1	1

Net income (loss)	$20,163	$(458,621)	$(29,262)	$(14,023)	$(120)

Historical basic net income (loss) per share	$0.38	$(9.54)	$(1.04)	$(1.36)	$(0.01)

Historical diluted net income (loss) per share	$0.36	$(9.54)	$(1.04)	$(1.36)	$(0.01)

Weighted average shares used to compute historical basic net income (loss) per share(a)	53,363	48,065	28,207	10,296	9,869

Weighted average shares used to compute historical diluted net income (loss) per share (a)	55,533	48,065	28,207	10,296	9,869

	2001	2000	1999	1998	1997

If deferred compensation were allocated to expense categories, it would be allocated as follows:
Search serving	$1	$4	$16	$24	$—
Marketing, sales and service	157	381	670	265	—
General and administrative	664	922	2,673	745	—
Product development	27	69	226	165	—

Total amortization of deferred compensation	$849	$1,376	$3,585	$1,199	$—

	DECEMBER 31,

	2001	2000	1999	1998	1997

	(IN THOUSANDS)
BALANCE SHEET DATA:
Unrestricted cash, cash equivalents, short-term investments and long-term investments	$170,287	$54,973	$110,255	$16,357	$87
Working capital	102,874	52,956	95,165	15,215	18
Total assets	231,927	121,413	129,512	19,969	214
Long-term capital lease obligations	—	78	768	183	—
Total stockholders’ equity	$179,443	$88,095	$112,774	$16,397	$123

(a)	See Note 1 of Notes to the Financial Statements for an explanation of the determination of the number of shares used in computing per share data for the years ended December 31, 2001, 2000 and 1999.

QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth certain unaudited consolidated quarterly statement of operations data for the eight quarters ended December 31, 2001. These unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown, except for the write-off of approximately $7.6 million of in-process research and development associated with Overture’s acquisition of Cadabra in the first quarter of 2000, other income of approximately $21.5 million from the settlement of Overture’s trademark infringement lawsuit against The Walt Disney Company in the second quarter of 2000 and an impairment of intangible assets of approximately $309.3 million in the fourth quarter of 2000. The consolidated quarterly data should be read in conjunction with our audited consolidated financial statements and the notes to such statements appearing elsewhere in this report. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

	FOR THE THREE MONTHS ENDED

	DECEMBER 31,	SEPTEMBER 30,	JUNE 30,	MARCH 31,	DECEMBER 31,	SEPTEMBER 30,	JUNE 30,	MARCH 31,
	2001	2001	2001	2001	2000	2000	2000	2000

	(IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Revenue	$101,188	$72,523	$62,463	$51,959	$39,776	$25,050	$21,011	$17,215
Operating expenses:
Search serving	5,042	6,050	5,157	4,713	4,381	3,310	2,813	2,605
Traffic acquisition	51,911	38,551	36,929	34,681	30,780	15,500	11,289	8,864
Marketing, sales and service	8,063	6,412	6,709	6,894	7,985	5,685	6,978	7,450
General and administrative	13,030	10,769	12,053	9,065	10,464	9,012	8,055	6,267
Product development	3,104	2,768	3,240	3,699	3,526	3,534	4,262	2,201
Amortization of deferred Compensation	198	213	202	236	265	311	375	425
Write-off of acquired in-process research and development	—	—	—	—	—	—	—	7,550
Amortization of intangible assets	291	292	292	317	35,667	35,401	30,578	13,954
Impairment of intangible assets	—	—	—	—	309,253	—	—	—
(Gain)/loss on closure of GoTo Shopping	(497)	—	1,499	—	—	—	—	—
(Gain)/loss on disposition of GoTo Auctions	(104)	—	2,112	—	—	—	—	—

	81,038	65,055	68,193	59,605	402,321	72,753	64,350	49,316

Income (loss) from operations	20,150	7,468	(5,730)	(7,646)	(362,545)	(47,703)	(43,339)	(32,101)
Interest income, net	1,295	1,177	833	955	1,159	1,592	1,511	1,547
Other income (expense), net	73	479	2,017	(8)	(306)	8	21,512	45

Income (loss) before provision for income taxes	21,518	9,124	(2,880)	(6,699)	(361,692)	(46,103)	(20,316)	(30,509)
Provision for income taxes	$750	150	—	—	1	—	—	—

Net income (loss)	$20,768	$8,974	$(2,880)	$(6,699)	$(361,693)	$(46,103)	$(20,316)	$(30,509)

Historical basic net income (loss) per share	$0.37	$0.16	$(0.06)	$(0.13)	$(7.27)	$(0.94)	$(0.42)	$(0.67)

Historical diluted net income (loss) per share	$0.35	$0.15	$(0.06)	$(0.13)	$(7.27)	$(0.94)	$(0.42)	$(0.67)

Weighted average shares used to compute historical basic net income (loss) per share	56,652	55,552	50,906	50,217	49,768	48,998	48,007	45,323

Weighted average shares used to compute historical diluted net income (loss) per share	59,685	58,324	50,906	50,217	49,768	48,998	48,007	45,323

If deferred compensation were allocated to expense categories, it would be allocated as follows:
Search serving costs	$—	$—	$—	$1	$—	$1	$1	$2
Marketing, sales and service	32	35	36	54	63	67	148	103
General and administrative	159	169	166	170	189	224	214	295
Product development	7	9	—	11	13	19	12	25

Total amortization of deferred compensation	$198	$213	$202	$236	$265	$311	$375	$425

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition to historical information, this Form 10-K contains forward-looking statements, including statements related to the expected growth of our affiliate program, the amount of traffic that will be directed to us from our affiliates in the future, the timing and amount of any increase in our average price per paid introduction, continued profitability, the timing and amount of our number of paid introductions, the amount of future advertiser spending with Overture, fluctuation in the price of our common stock, changes in our quarter-to-quarter financial results and future competition. We use words such as “anticipates, “believes,” “plans,” “expects,” “future,” “intends” and similar expression to identify these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those discussed in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risks That Could Affect Our Financial Condition and Results of Operations.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

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

     Overture was incorporated in September 1997 and has approximately a four-year operating history. We launched a proof-of-concept version of our search service in the fiscal year ended December 31, 1997. Our Pay-For-Performance service was announced in February 1998, and following further proof-of-concept testing, was officially launched in June 1998. Overture has devoted significant resources to launching and expanding its search service, including developing an infrastructure and building a management team. On October 8, 2001, GoTo.com, Inc. changed its name to Overture Services, Inc.

     Through the acquisition of Cadabra in January 2000, Overture operated a comparison-shopping site, GoTo Shopping. On April 30, 2001, Overture closed its comparison-shopping site. Through the acquisition of AuctionRover in May 2000, Overture operated an auction service, GoTo Auctions. On June 29, 2001, Overture completed a management buyout of GoTo Auctions, whereby the operating management of GoTo Auctions purchased GoTo Auctions’ assets from Overture. The newly formed company is called ChannelAdvisor Corporation. Overture retains a minority stake of 8% in this new corporation, whose goal is to provide online and offline businesses with the ability to leverage online auctions as a channel of distribution. In connection with the disposition of GoTo Auctions and closure of GoTo Shopping operations, Overture incurred net one-time charges of approximately $2.0 million and $1.0 million, respectively, in the year ending December 31, 2001. In 2000, the Company incurred total losses of approximately $432.4 million which includes non-cash charges of approximately $115.6 million of amortization of intangibles resulting from our acquisitions of Cadabra, AuctionRover and the assets of SearchUP; a write-off of approximately $7.6 million for acquired in-process research and development; and a $309.3 million write-down of impaired goodwill associated with the Cadabra and AuctionRover acquisitions.

     A significant component of our expenses consist of costs incurred to attract consumers and businesses to our service through our affiliate network. We expect to continue to rely upon these sources for the majority of searches conducted on our service. Our future success is dependent upon increasing the revenue we derive from this traffic. A significant portion of the Company’s traffic is and has been generated from a small number of the Company’s larger affiliates. If we are not successful in renewing any of these agreements, or if they are renewed but on less favorable terms, it could harm our business and ability to generate revenue.

International Expansion

     We launched our service in the United Kingdom in November 2000 and launched our German-speaking search service in February 2002. We are considering launching our search service in Japan and France in 2002. We expect our international expansion will require continued investment to build internal infrastructure and grow our advertiser and affiliate bases overseas.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

	YEAR ENDED DECEMBER 31,

	2001	2000

	(IN THOUSANDS)
Revenue	$288,133	$103,052
Operating expenses:
Search serving	20,962	13,109
Traffic acquisition	162,072	66,433
Marketing, sales and service	28,078	28,098
General and administrative	44,917	33,798
Product development	12,811	13,523
Amortization of deferred compensation	849	1,376
Write-off of acquired in-process research and development	—	7,550
Amortization of intangible assets	1,192	115,600
Impairment of intangible assets	—	309,253
Loss on closure of GoTo Shopping	1,002	—
Loss on disposition of GoTo Auctions	2,008	—

	273,891	588,740

Income (loss) from operations	14,242	(485,688)

Interest income, net	4,260	5,809
Other income	2,561	21,259

Income (loss) before provision for income taxes	21,063	(458,620)
Provision for income taxes	900	1

Net Income (loss)	$20,163	$(458,621)

     Revenue. Revenue is generated primarily through paid introductions, that is, Overture generates revenue when a user clicks on an advertiser’s listings after an advertiser has bid for priority placement in search results by making a payment based on this clickthrough. Revenue is recognized when earned based on click-through activity to the extent that the advertiser has deposited sufficient funds with us or collection is probable. Revenue also consists of banner advertising, and our Full Serve and Full Serve Advantage programs, whereby the Company charges a service fee for listing services. Banner advertising, Full Serve and Full Serve Advantage constitute less than 1% and 5% of our revenue for the years ended December 31, 2001 and 2000, respectively. Banner advertisement revenue is recognized when earned under the terms of the contractual arrangement with the advertiser or advertising agency, provided that collection is probable. Full Serve and Full Serve Advantage revenue is recognized when Overture has provided all of the services under the terms of the arrangement. Overture has no barter transactions.

     The number of worldwide paid introductions for each of the last twelve fiscal quarters is as follows:

NUMBER OF PAID INTRODUCTIONS	FOR THE QUARTER ENDED

442 million	December 31, 2001
338 million	September 30, 2001
327 million	June 30, 2001
318 million	March 31, 2001
228 million	December 31, 2000
114 million	September 30, 2000
93 million	June 30, 2000
88 million	March 31, 2000
73 million	December 31, 1999
54 million	September 30, 1999
31 million	June 30, 1999
15 million	March 31, 1999

     The average price per paid introduction results from advertisers’ online bidding for priority placement in the search results. The worldwide average price per paid introduction for each of the last twelve fiscal quarters is as follows:

AVERAGE PRICE PER PAID INTRODUCTION	FOR THE QUARTER ENDED

$0.23	December 31, 2001
0.21	September 30, 2001
0.19	June 30,2001
0.16	March 31, 2001
0.17	December 31, 2000
0.21	September 30, 2000
0.21	June 30, 2000
0.19	March 31, 2000
0.17	December 31, 1999
0.14	September 30, 1999
0.11	June 30, 1999
0.08	March 31, 1999

     We believe the increase in the worldwide number of paid introductions from September 30, 2001 to December 31, 2001 was primarily due to the addition of large affiliate partners, Yahoo and Excite.com, as well as seasonality, as Internet usage typically leads to more paid introductions during the period from October to December. We believe that the worldwide average price per paid introduction increased as a result of better than expected effects of seasonality. In addition, advertisers are increasing their budgets with Overture, as the average spend per advertiser in the three months ended December 31, 2001 rose by 31% over the previous three months and by 10% in the three months ended September 30, 2001 compared to the three months ended June 30, 2001. We cannot assure you that the paid introductions and average price per click will continue to increase and if it does increase, at what rate, or that it will not decrease from historical levels.

     We believe the quarterly number of paid introductions and average price per paid introduction listed above are not necessarily indicative of future results and that the periods prior to the three-month period ended September 30, 1998 are not relevant because our service was only in its initial stage. It is difficult to forecast the future growth of the average price per paid introduction, as advertisers, rather than Overture, determine the price paid. We believe that after our large increase in traffic, we may experience a drop in the average price per paid introduction and may subsequently experience a recovery period in which the price may continue to drop slightly or be flat for a period of time. We do not anticipate our historical revenue growth rate expressed as a percentage of revenue, to continue. Our growth rate and results depend on our ability to continue to increase the number of advertisers who use our service, the amount our advertisers spend on our service and the number of consumers who use our service. Traffic from affiliates varies as we enter into new agreements and existing agreements are renewed or expire. We anticipate these variables to fluctuate, affecting our growth rate and results.

     Revenue was approximately $288.1 million for the year ended December 31, 2001 compared to approximately $103.1 million for the year ended December 31, 2000. The increase was the result of continued growth of our marketplace and the corresponding participants, our affiliates and advertisers. We do not anticipate our historical revenue growth rate to continue as a percentage of growth as expressed on a year-to-year basis.

     Our growth is dependent on obtaining additional traffic and increasing the average price per paid introduction. During the quarter ended December 31, 2001, approximately 40% of Overture’s total traffic came from portals, including Alta Vista, AOL, Excite.com, go.com, iWon, Terra Lycos and Yahoo; approximately 25% of the total traffic came from the browsers, including Microsoft Internet Explorer and Netscape; and approximately 35% of the total traffic came from other affiliates including Ask Jeeves, InfoSpace (including MetaCrawler and Dogpile) and our Web site. Even though we currently anticipate growth in traffic from existing and new affiliates, we must renew our affiliate agreements or replace this traffic with other sources and grow our advertising base; otherwise, our revenue may be materially, adversely affected.

     Search Serving. Search serving costs consist primarily of costs associated with serving our search results, maintaining our Web site and fees paid to outside service providers that provide and manage our unpaid listings. Costs associated with serving our search results and maintaining our Web site include depreciation of Web site equipment, co-location charges for our Web site equipment bandwidth, software license fees and salaries of related personnel. Search serving costs were approximately $21.0 million for the year ended December 31, 2001 compared to approximately $13.1 million for the year ended December 31, 2000. The increase was primarily due to the increased database and hardware capacity requirements as a result of an increase in our affiliate base and corresponding number of searches, an increase in the number of personnel required to support our services and increased fees paid to outside service providers. We anticipate search serving costs to continue to increase as our traffic and number of advertisers increase.

     Traffic Acquisition. Traffic acquisition costs relate to payments made to our affiliates that have integrated the Overture search service into their sites or that direct consumer and business traffic to the Overture Web site. There are generally three ways that economic terms of affiliate agreements are structured: 1) fixed payments based on a guaranteed minimum amount of traffic delivered, 2) variable payments based on a percentage of our revenue or based on a certain metric, such as number of searches or paid clicks, or 3) a combination of the above. Traffic acquisition costs were approximately $162.1 million for the year ended December 31, 2001 compared to approximately $66.4 million for the year ended December 31, 2000. The increase was primarily due to increased distribution of our search service. We believe that increased distribution of our search services is critical to attaining our strategic objectives and, as a result, expect these costs to continue to increase in the future. In addition to our domestic affiliates, we anticipate traffic acquisition costs to also increase as a result of the expansion of our service overseas. Because Overture has only recently entered into the overseas markets, we expect traffic acquisition costs as a percentage of revenue to be considerably higher in those markets as we expand overseas.

     The following are Overture’s significant affiliate agreements:

Affiliate	Commencement	Expiration Date

AOL	August 2000	March 2002
AOL Europe (UK, Germany and France)	January 2002	March 2005

AltaVista	November 2000	May 2002

CompuServe	May 2000	May 2002

Yahoo	November 2001	June 2002

Netscape Premier Provider	July 2001	June 2002

Infoseek (go.com)	March 2002	March 2003

Ask Jeeves	July 2001	July 2003

iWon	January 2001	July 2003

Terra Lycos	November 2000	November 2003

Freeserve (UK)	November 2001	November 2003

Microsoft	February 2002	December 2003

InfoSpace	November 2001	February 2004

     Traffic acquisition costs as a percentage of revenue were approximately 56% and 64% for the years ended December 31, 2001 and 2000, respectively. The decrease was primarily due to better margins on new or renegotiated agreements, and in cases where traffic acquisition costs were fixed and payments were guaranteed, revenue increases, which were proportionately more than the respective traffic acquisition costs, resulted in better margins. Traffic acquisition costs as a percentage of revenue were approximately 51% and 77% in the fourth quarters ended December 31, 2001 and 2000, respectively. Throughout 2001, we have been able to improve margins due to our increasing ability to monetize search. We anticipate traffic acquisition costs as a percentage of revenue to be between 53% and 57% in 2002.

     Marketing, Sales and Service. Marketing, sales and service expenses consist primarily of payroll and related expenses for personnel engaged in marketing, customer service and sales functions; advertising and promotional expenditures; and cost of systems used to sell and serve advertisers. Marketing, sales and service expenses were approximately $28.1 million for the year ended December 31, 2001 compared to approximately $28.1 million for the year ended December 31, 2000. Although marketing, sales and service expenses were constant from year to year, we anticipate that these costs will rise in the future as we continue to expand our marketplace, including international expansion, and invest in product quality.

     General and Administrative. General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel; facilities; professional services, including legal; insurance and other general corporate expenses. General and administrative expenses were approximately $44.9 million for the year ended December 31, 2001 compared to approximately $33.8 million for the year ended December 31, 2000. The increase was the result of increased headcount and related expenses, including facilities, credit card processing fees and increased personnel-related insurance costs. We expect general and administrative expenses to continue to increase with the growth of our business. In addition, we expect these costs to grow as a result of our international expansion efforts, as our international expansion efforts are at an early stage and we will experience costs related to establishing infrastructure in international locations.

     Product Development. Product development expenses consist primarily of payroll and related expenses for personnel responsible for development of features and functionality for our service, as well as costs incurred in the preliminary project and post-implementation stage of computer software developed for internal use. Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1) requires that cost incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. Product development expenses were approximately $12.8 million for the year ended December 31, 2001 compared to approximately $13.5 million for the year ended December 31, 2000. The decrease was a result of the closure of GoTo Shopping and disposition of GoTo Auctions and increased staffing and associated costs relating to enhancing features and functionality to our Web site and search service, net of capitalization of software under SOP 98-1 of approximately $2.0 million in the year ended December 31, 2001. We believe our continued investment in product development and product quality is critical to attaining our strategic objectives and, as a result, expect product development expenses to increase in the future.

     Amortization of Deferred Compensation. Certain stock options granted from the inception of Overture through our initial public offering have been considered to be compensatory for financial accounting purposes. Overture also issued options below fair market value in 2001, which are considered compensatory. Total compensation expense resulting from these stock options amounted to approximately $7.8 million. This amount represents the difference between the exercise price of the stock options and the deemed fair value of our common stock at the time of the grants or issuances, adjusted for the return of unvested options or the repurchase of restricted stock resulting from employee terminations. Compensation associated with these stock options is amortized and expensed over the applicable vesting periods using a graded methodology. Approximately $849,000 and $1.4 million were amortized and charged to operations for the years ended December 31, 2001 and 2000, respectively. Based on existing grants, we expect to have charges to amortization of deferred compensation of approximately $404,000 in the year end December 31, 2002 and the remaining approximately $359,000 through 2006.

     Loss on Closure of GoTo Shopping. On April 30, 2001, Overture closed its GoTo Shopping operations and recorded a charge for restructuring and exit costs. The net charges were approximately $1.0 million, which included approximately $201,000 of cash termination benefits associated with the involuntary termination of 21 GoTo Shopping employees. The terminations of these positions, primarily in sales and service and product development functions were completed by June 30, 2001. The charge also included approximately $59,000 for non-cash termination benefits related to the acceleration of options; approximately $256,000 for fixed asset write-downs; approximately $485,000 for the remaining lease payments on a facility lease which Overture has not been able to sub-lease; and other exit costs of approximately $1,000. These costs were included in the Loss on Closure of GoTo Shopping in the statement of operations. Cash payments were funded from operations and did not have a significant impact on Overture ‘s liquidity.

     Loss on Disposition of GoTo Auctions. On June 29, 2001, Overture completed a management buyout of GoTo Auctions, whereby the operating management of GoTo Auctions purchased GoTo Auctions’ assets from Overture. The newly formed company is called ChannelAdvisor Corporation. Overture received a minority stake in this new corporation and as of December 31, 2001, Overture retained approximately 8% of ChannelAdvisor. ChannelAdvisor’s goal is to provide online and offline businesses with the ability to leverage online auctions as a channel of distribution. In connection with the management buyout, Overture incurred net charges for the disposition of certain assets and exit costs. The net charges were approximately $2.0 million, which included in the exit costs were approximately $280,000 of cash termination benefits associated with the involuntary termination of 31 GoTo Auction employees. The terminations of these positions, primarily in sales and service and product development functions, were completed by June 30, 2001. The charge also included approximately $1.6 million for fixed asset write-downs and approximately $109,000 for other exit costs. These costs were included in Loss on Disposition of GoTo Auctions in the statement of operations. Cash payments were funded from operations and did not have a significantly impact on Overture ‘s liquidity.

     Interest Income. Interest income consists primarily of earnings on our cash, cash equivalents and short-term and long-term investments, net of interest expense attributable to leased equipment. Interest income was approximately $4.3 million for the year ended December 31, 2001 compared to approximately $5.8 million for the year ended December 31, 2000. The decrease was primarily due to lower interest rates and lower returns from our investments in commercial paper and treasury securities partially offset from earnings from additional cash proceeds from our follow-on offering of approximately $58.2 million received in July 2001.

     Other Income. Other income of approximately $2.6 million for the year ended December 31, 2001 consists primarily of the reimbursement for legal costs associated with the settlement of the MercExchange litigation (see Note 6 to the financial statements) compared to approximately $21.3 million for the year ended December 31, 2000, which consisted primarily of the settlement of litigation with Disney.

     Provision For Income Taxes. Although the Company had sufficient net operating loss carryforwards to offset its taxable income for the year ended December 31, 2001, it has recorded a current tax provision equal to the alternative minimum tax for both Federal and California purposes of approximately $900,000.

     As of December 31, 2001, the Company had net operating loss carryforwards of approximately $76.1 million and $54.7 million available to reduce future federal and state taxable income, respectively. These net operating loss carryforwards are carried on the Company’s balance sheet as a deferred tax asset, but due to the uncertainty surrounding the timing of realizing the benefits of its deferred tax assets from its net operating loss carryforwards in future years, the Company has recorded a 100% valuation allowance against its deferred tax assets. The Company expects to release the valuation allowance against its deferred tax assets to the extent it has taxable income, therefore the Company only expects to incur alternative minimum taxes in 2002.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

	YEAR ENDED DECEMBER 31,

	2000	1999

	(IN THOUSANDS)
Revenue	$103,052	$26,809
Operating expenses:
Search serving	13,109	6,213
Traffic acquisition	66,433	14,290
Marketing, sales and service	28,098	20,169
General and administrative	33,798	12,467
Product development	13,523	3,689
Amortization of deferred compensation	1,376	3,585
Write-off of acquired in-process research and development	7,550	—
Amortization of intangible assets	115,600	—
Impairment of intangible assets	309,253	—

	588,740	60,413

Loss from operations	(485,688)	(33,604)

Interest income, net	5,809	3,777
Other income	21,259	566

Loss before provision for income taxes	(458,620)	(29,261)
Provision for income taxes	1	1

Net loss	$(458,621)	$(29,262)

     Revenue. Revenue from banner advertising constituted less than 5 percent of our revenue for the year ended December 31, 2000. Overture had no barter transactions. Revenue was approximately $103.1 million for the year ended December 31, 2000 compared to approximately $26.8 million for the year ended December 31, 1999. The increase was the result of continued growth of our marketplace and the corresponding participants, our advertisers and the number of consumers using our product.

     During the year ended December 31, 2000, approximately 20% of Overture’s total traffic came from portals (AOL, Terra Lycos and AltaVista), and approximately 15% of the total traffic came from the browsers (Microsoft Internet Explorer and Netscape), and approximately 65% of the total traffic came from other affiliates and our Web site.

     Search Serving. Search serving costs were approximately $13.1 million for the year ended December 31, 2000 compared to approximately $6.2 million for the year ended December 31, 1999. The increase was primarily due to the increased database and hardware capacity requirements, an increase in the number of personnel required to support our Web site and increased fees paid to outside service providers.

     Traffic Acquisition. Traffic acquisition costs were approximately $66.4 million for the year ended December 31, 2000 compared to approximately $14.3 million for the year ended December 31, 1999. The increase was primarily due to increased distribution of our search service.

     Marketing, Sales and Service. Marketing, sales and service expenses were approximately $28.1 million for the year ended December 31, 2000 compared to approximately $20.2 million for the year ended December 31, 1999. The increase was primarily due to the hiring of additional personnel for marketing, sales and service functions.

     General and Administrative. General and administrative expenses were approximately $33.8 million for the year ended December 31, 2000 compared to approximately $12.5 million for the year ended December 31, 1999. The increase was the result of increased headcount and related expenses, including facilities and increased personnel-related insurance costs, as well as increased professional services.

     Product Development. Product development expenses were approximately $13.5 million for the year ended December 31, 2000 compared to approximately $3.7 million for the year ended December 31, 1999. The increase was a result of increased staffing and associated costs relating to enhancing features and functionality to our Web site and search service. The increase was offset by the capitalization of software under Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” of approximately $4.7 million, which we began amortizing in the third quarter of 2000.

     Amortization of Deferred Compensation. Approximately $1.4 million and $3.6 million were amortized and charged to operations for the years ended December 31, 2000 and 1999, respectively for compensatory stock option grants, which are amortized and expensed over the applicable vesting periods using a graded methodology.

     Impairment of Intangible Assets. During the fourth quarter of 2000 and in accordance with SFAS 121, management identified certain conditions as indicators of asset impairment on the net assets from the acquisitions of Cadabra and AuctionRover. These indicators included:

1.	The significant decline in the valuations of public companies operating in the Internet space.

2.	Management’s re-evaluation of its strategies and fit for these business lines.

3.	A significant decrease in the stock price of Overture compared to the purchase price of these acquisitions.

4.	Management’s decision to decrease its investment in these business lines.

     In accordance with SFAS 121, an impairment loss should be measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. The estimate of fair value shall consider selling prices or fair values for similar assets and the results of valuation techniques (e.g., discounted cash flows) as well as other strategic and market factors to the extent available in the circumstances. Management has estimated the fair value of the net assets acquired, based on discounted future cash flows as well as strategic and market factors, to be below the carrying values of goodwill and intangible assets. Accordingly, Overture took a charge to operations during the fourth quarter of 2000 for approximately $309.3 million, to write down these assets. An additional factor considered by management was the difficulty in estimating future cash flows for the comparison-shopping business line and the Internet auctions business line because they were still in their infancy. Overture exited the comparison-shopping and auctions businesses in 2001.

     Interest Income. Interest income was approximately $5.8 million for the year ended December 31, 2000 compared to approximately $3.8 million for the year ended December 31, 1999. The increase was primarily due to Overture’s holding the initial public offering proceeds for the entire year of 2000 versus partial year in 1999, together with the $21.5 million settlement paid by the Walt Disney Company to Overture in settlement of trademark litigation, offset by the declining balance of cash and investments.

     Other Income. Other income of approximately $21.3 million for the year ended December 31, 2000 consisted primarily of the settlement of litigation with The Walt Disney Company compared to approximately $566,000 for the year ended December 31, 1999, which consisted primarily of a settlement of an early termination of a distribution agreement.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities totaled approximately $64.8 million for the year ended December 31, 2001 and net cash used in operating activities totaled approximately $30.4 million for the year ended December 31, 2000. The change was primarily due to operating income in 2001 versus operating losses in 2000. Net cash used in investing activities totaled approximately $84.8 million for the year ended December 31, 2001 and net cash provided by investing activities totaled approximately $30.2 million for the year ended December 31, 2000. The change resulted from purchases of short-term and long-term investments in 2001, versus sales of short-term and long-term investments in 2000. Net cash provided by financing activities totaled approximately $69.1 million and $1.3 million for the years ended December 31, 2001 and 2000, respectively. The increase was due primarily to the issuance of common stock through our follow-on offering, which raised net proceeds of approximately $58.2 million.

     Our principal sources of liquidity consisted of unrestricted cash, cash equivalents and short-term investments of approximately $170.3 million as of December 31, 2001 and approximately $55.0 million as of December 31, 2000. We believe that our cash and liquid investment reserves are sufficient to sustain operations through the foreseeable future. We are obligated to make guaranteed payments totaling approximately $29.1 million in 2002, under contracts to provide search services to its affiliates. The Company leases office space under operating lease agreements expiring in October 2004. In March 2002, Overture entered into an arrangement with Parfinco EWA, LLC and Bill Gross' idealab! whereby Bill Gross' idealab! assigned their lease with Parfinco to Overture for the existing 58,000 square feet of office space in Pasadena, California and Overture entered into an arrangement with Parfinco for an additional 29,000 square feet of office space in Pasadena, California. The additional office space lease expires at the same time as our existing 58,000 square feet of office space, in October 2004. Overture is obligated to make total remaining office lease payments of approximately $6.4 million.

ACCOUNTING POLICIES SUBJECT TO ESTIMATION AND JUDGMENT

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to allowance for doubtful accounts, long-term contracts, intangible assets, income tax, restructuring and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Note 1 to the Notes of the Consolidated Financial Statements describes our significant accounting policies. We believe the following accounting policies are more subject to management's estimates and judgments.

     Allowance for Doubtful Accounts

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would result in an additional general and administrative expense in the period such determination was made.

     Income Tax

     As of December 31, 2001, the Company had net operating loss carryforwards of approximately $76.1 million and $54.7 million available to reduce future federal and state taxable income, respectively. These net operating loss carryforwards are carried on the Company’s balance sheet as a deferred tax asset, but due to the uncertainty surrounding the timing of realizing the benefits of its deferred tax assets from its net operating loss carryforwards in future years, the Company has recorded a 100% valuation allowance against its deferred tax assets. Financial Accounting Statement Standard No. 109, “Accounting for Income Taxes” (SFAS 109) requires that a valuation allowance be setup to reduce a deferred tax asset to the extent it is more likely than not that the related tax benefits will not be realized. In order for a company to realize the tax benefits associated with a net operating loss, it must have taxable income within the applicable carryback or carryfoward periods. Sources of taxable income that may allow for the realization of those tax benefits include:

•	Taxable income in the current year or prior years that is available though a carryback claim;

•	Future taxable income that will result from the reversal of existing taxable temporary differences, (i.e. the reversal of deferred tax liabilities); and

•	Future taxable income generated by future operations.

     SFAS 109 indicates that all available evidence, both positive and negative, should be identified and considered in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will not be realized. Examples of positive evidence include:

•	Strong earnings history

•	Existing contracts or backlog; and

•	Assets with net built in gains for tax purposes.

     Examples of negative evidence include but are not limited to the following:

•	A pretax loss for financial reporting purposes for the current or a recent preceding year;

•	A deficit in stockholders’ equity;

•	A history of operating loss or tax credit carryforwards expiring unused; and

•	Cumulative losses in recent years.

     We believe that Overture’s losses in recent years present negative evidence that required a valuation allowance to be set up to reduce the deferred tax asset associated with the net operating losses. Accordingly, the Company has not taken a benefit for that asset. If the Company generates taxable income in 2002, this would be positive evidence that could allow the Company to release a portion of the valuation allowance set up against the asset. However, since the Company still has losses in recent years and because there is no other compelling positive evidence, we believe that it would not be appropriate for the Company to release any more of the valuation than can be utilized in 2002. In addition to generating taxable income, if Overture had other positive evidence, for example signing multi-year affiliate agreements with large portals, the Company could release a portion or all of the remaining valuation allowance, which would result in a tax benefit in the period such determination was made.

     Affiliate Prepayments and Commitments

     The Company's agreements with some of its affiliates may include prepayments or commitments for future minimum payments to these affiliates. The recoverability of prepayments and profitability related to future minimum payments and commitments are subject to the judgment of management. Periodically, the Company assesses affiliate prepayments and commitments on a per agreement basis, considering historical margins, price per click and other financial trends, the development stage of the market, and any other relevant factors to determine realizability. Negative results from these assessments could result in additional one-time charges to traffic acquisition expense resulting from the impairment writedown of prepayments or accrual of losses.

RISKS THAT COULD AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUR QUARTERLY FINANCIAL RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS BECAUSE OF MANY FACTORS, AND ANY OF THESE COULD ADVERSELY AFFECT OUR STOCK PRICE

     We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is likely that, in some future quarter, our operating results may be below historical levels, and/or the expectations of public market analysts and investors and, as a result of these or other factors, the price of our common stock may fall and/or significantly fluctuate. The price of our common stock may decline or may be extremely volatile. Since our initial public offering in June 1999, the per share trading price of our common stock has ranged from an intra-day high of $114.50 on November 15, 1999 to an intra-day low of $4.81 on December 21, 2000. Our operating results have varied widely in the past, and we expect that they will continue to vary widely from quarter to quarter due to a number of factors, including:

•	demand for our services by advertisers, consumers and businesses, including the number of searches performed by consumers and businesses and the rate at which they click through to paid search results;

•	prices paid by advertisers using the Overture services, which are not determined by Overture;

•	our costs of attracting consumers and businesses to use Overture’s services, including costs of exposure on affiliate Web sites;

•	decrease in traffic from our affiliates for any reason, including loss of our agreements with affiliates or demand for the services of affiliates;

•	costs related to agreements with affiliates;

•	ability to protect our business model from competitors;

•	the percentage of Overture’s search listings that are bidded listings;

•	our ability to maintain and grow our affiliate program including amendments, extensions or new affiliate agreements;

•	seasonal fluctuations in the use of our service, typical of our industry, in which online traffic has typically been lower in the second and third quarters of the calendar year;

•	the amount and timing of operating costs and capital expenditures relating to expansion of our operations;

•	costs and delays in introducing any new Overture services and improvements to existing services;

•	our ability to successfully introduce new products or services;

•	changes in the growth rate of Internet usage and acceptance by consumers of e-commerce;

•	technical difficulties, system failures, system security breaches, or Internet downtime;

•	government regulations related to the Internet;

•	our ability to upgrade and develop our information technology systems and infrastructure;

•	costs related to any acquisitions or dispositions of technologies or businesses;

•	general economic conditions, as well as those specific to the Internet and related industries; and

•	ability to expand and compete internationally.

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

WE DEPEND ON A LIMITED NUMBER OF SOURCES TO DIRECT CONSUMERS AND BUSINESSES TO OUR SERVICE TO CONDUCT SEARCHES

     The consumers and businesses who conduct searches on our service come primarily from a limited number of sources. Our sources for consumers and businesses conducting searches are members of our affiliate network, including portals such as Alta Vista, AOL, Excite.com, go.com, iWon, MSN, Terra Lycos and Yahoo; providers of Internet browsers such as Microsoft Internet Explorer and Netscape’s browser product; aggregators of search offerings of various providers including Ask Jeeves, InfoSpace (including MetaCrawler and Dogpile) and from Overture’s Web site. In any given month, we typically depend upon one or a few of these sources for a significant amount of traffic and searches conducted on our service. Revenue is generated from clickthroughs that users make on advertisers’ listings and, generally, the more traffic from any given source, the greater number of clickthroughs we will generate. Of Overture’s total traffic, for the three months ended December 31, 2001, approximately 40% came from our portal affiliate; approximately 25% came from our browser affiliates and approximately 35% came from other affiliates and our Web site.

     The following are Overture’s significant affiliate agreements:

Affiliate	Commencement	Expiration Date

AOL	August 2000	March 2002
AOL Europe (UK, Germany and France)	January 2002	March 2005

AltaVista	November 2000	May 2002

CompuServe	May 2000	May 2002

Yahoo	November 2001	June 2002

Netscape Premier Provider	July 2001	June 2002

Infoseek (go.com)	March 2002	March 2003

Ask Jeeves	July 2001	July 2003

iWon	January 2001	July 2003

Terra Lycos	November 2000	November 2003

Freeserve (UK)	November 2001	November 2003

Microsoft	February 2002	December 2003

InfoSpace	November 2001	February 2004

     Even though we currently anticipate growth in traffic from existing and new affiliates, we must renew our affiliate agreements or replace this traffic with other sources and grow our advertising base; otherwise, our revenue may be materially, adversely affected. We depend on each of our portal and browser affiliates and the loss of any of these affiliates could harm our revenue and business.

     The amount of traffic from each of our affiliates has varied, and we expect it will continue to vary, from quarter to quarter, sometimes significantly, and in any single quarter we have been and could continue to be significantly dependent on traffic from a single or limited number of portal or browser affiliates. Certain of Overture’s affiliate agreements do not require the affiliate to display Overture’s search results and may allow the affiliate to stop displaying Overture’s search results after a short notice period. If we are unable to replace traffic from any portal or browser affiliate after expiration of our contract with it or if an affiliate upon which we depend stops displaying Overture’s search results, it would seriously harm our business, financial condition and results of operations, particularly if we are significantly dependent on that affiliate at the time. Overture’s agreements with its affiliates vary in initial duration from three months to three years, and depending on the agreement, may be terminable upon the occurrence of certain events, including for our failure to meet certain service levels, for general breaches of agreement terms, for changes in control or in some instances, at will. We may not be successful in renewing any of these agreements, or if they are renewed, any new agreement may not be on as favorable terms. We may not be successful in entering into distribution agreements with new affiliates on commercially acceptable terms. In addition, several of these affiliates may be considered potential competitors, including Yahoo. In November 2001, Yahoo announced the launch of Yahoo Sponsor Matches, which was introduced through an alliance with Overture. This agreement will be effective until at least June 2002, at which time Yahoo may offer its own Sponsor Matches program independently.

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

     The Overture service may not retain its existing, or attract new, advertisers, consumers and businesses, and affiliates, which are Web sites that include Overture’s Pay-For-Performance search services on their sites or that direct consumer traffic to the Overture Web site. Overture may not achieve additional revenues or maintain operating margins in future periods. Overture’s services may not continue to achieve commercial acceptance and, if they do not, our business, operating results and financial condition may be materially and adversely affected.

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

WE CANNOT ASSURE YOU WE WILL NOT INCUR NET LOSSES IN ANY PARTICULAR FUTURE PERIOD

     Prior to the six months ended December 31, 2001, we had a history of losses and we cannot assure you we will not incur net losses again in any particular future period. Although we had net income of approximately $20.2 million in the year ended December 31, 2001 as a result of our achieving profitability in the third and fourth quarters of 2001, we had net losses of approximately $9.6 million for the six-months ended June 30, 2001 and net losses of approximately $458.6 million for the year ended December 30, 2000. Because our expense levels are relatively fixed in the short term, if our revenues do not keep pace with our expense levels, we may not sustain or increase profitability in any particular quarter or we may incur losses again. We expect to continue to increase our marketing, sales and service and general and administrative expenses and we cannot be certain that revenue growth will continue to grow. If our revenue growth does not continue, we may experience a loss in one or more future periods and it may as a result cause our stock price to decline. This may in turn impact our ability to implement our business strategy.

OUR INDUSTRY IS HIGHLY COMPETITIVE, AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY

     Overture competes with online services, other Web sites and advertising networks such as DoubleClick Inc. and 24/7 Media, Inc., as well as traditional offline media such as television, radio and print, for a share of advertisers’ total advertising budgets. We believe that the number of companies selling Web-based advertising and the available inventory of advertising space has recently increased. Accordingly, Overture may face increased pricing pressure for the sale of advertisements and direct marketing opportunities, which could have a material adverse effect on our business, operating results and financial condition.

     Overture also competes with providers of Web directories, search, and information services, all of which offer search services competitive to those provided by Overture, including, among others, AltaVista, AOL Time Warner Inc., Ask Jeeves, Inc., CNET, Inc., Fast Search & Transfer ASA, Google, Inc., Inktomi Corporation, LookSmart, Ltd., Microsoft Corporation (LinkExchange, Inc. and msn.com), Terra Lycos (including HotBot) and Yahoo!, Inc. In addition, Espotting Media, FindWhat.com, Inc., Google and PRIMEDIA, through its About.com Sprinks product, each offer a search-based pay-per-click advertising service. There are also other companies that offer directly competing services. We have affiliate arrangements with companies that currently provide other search and advertising services, which may indirectly compete with our offerings, and may in the future offer their own pay-per-click search service.

     Recently, some of our search service competitors, such as Google and Terra Lycos, have introduced pay-per-click advertising services that are similar to ours. Although we believe that our large network of affiliates, number of advertisers and proprietary technology differentiate our service from those of these competitors, we cannot assure you that another search service will not successfully offer a competitive pay-per-click advertising product. We believe it is likely that there will be additional entrants to the pay-per-click search market. These new competitors will likely compete against us for affiliate arrangements and therefore may require us to enter into affiliate agreements with less favorable terms or we may lose traffic from some affiliates. These new competitors will also compete with us for users, which could reduce our number of clickthroughs and total revenues. These new competitors could therefore have a material adverse effect on our business, operating results and financial condition.

     In addition, some of our competitors, as well as potential entrants into our market, have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Many of these current and potential competitors can devote substantially greater resources to promotion and Web site and systems development than we can. In addition, as the use of the Internet and other online services increases, larger, well-established and well-financed entities may continue to acquire, invest in or form joint ventures with providers of Web directories, search and information services or advertising solutions, and existing providers of Web directories, search and information services or advertising solutions may continue to consolidate. In addition, providers of Internet browsers and other Internet products and services who are affiliated with providers of Web directories and information services in competition with the Overture service may more tightly integrate these affiliated offerings into their browsers or other products or services. Any of these trends would increase the competition we face and could have a material adverse effect on our business, operating results and financial condition.

WE FACE THE RISKS OF SYSTEM FAILURES

     We do not currently have fully redundant systems for our services at an alternate site, but are in the process of implementing a comprehensive disaster recovery plan. Until a comprehensive disaster recovery plan is in place, a disaster such as fire, flood, earthquake, power loss, telecommunications failure, break-in, sabotage or a similar event could severely damage our business and results of operations, because our services could be interrupted for an indeterminate length of time. Our operations depend upon our ability to maintain and protect our computer systems, which are located in Pasadena, California and at other offsite locations. These offsite locations are managed by third parties in California, Virginia, Washington State and Ireland.

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

     Our California and Washington State sites exist on or near known earthquake fault zones. The occurrence of a natural disaster or unanticipated problems at our principal headquarters or at a third-party facility could cause interruptions or delays in our business, limited loss of data or could render us unable to provide some services. In addition, failure by the third-party facility to provide the data communications capacity required by us, as a result of human error, natural disaster or other operational disruptions, could cause interruptions in our service. The occurrence of any or all of these events could adversely affect our reputation, brand and business, which could have a material adverse effect on our business, operating results and financial condition.

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

INCREASED SECURITY RISKS OF ONLINE COMMERCE MAY DETER FUTURE USE OF OUR SERVICES

     Concerns over the security of transactions conducted on the Internet and the privacy of consumers may also inhibit the growth of the Internet and other online services generally, and online commerce in particular. Our failure to prevent security breaches could significantly harm our business and results of operations. Anyone who is able to circumvent our security measures could misappropriate proprietary information, including advertiser credit card data, cause interruptions in our operations or damage our brand and reputation. We do not believe that our data repositories, financial systems and other technology resources are completely secure from security breaches or sabotage, and we occasionally experience attempts at “hacking” or security breaches. We may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches. Any well-publicized compromise of our security or the security of any other Internet provider could deter people from using our services or the Internet to conduct transactions that involve transmitting confidential information or downloading sensitive materials, which would adversely affect the business of our advertisers and, accordingly, our business.

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

WE MAY BE UNABLE TO EXECUTE OUR BUSINESS MODEL IN INTERNATIONAL MARKETS

     One component of our strategy is to expand our operations into selected international markets. For example, we launched our service in the United Kingdom in November 2000 and launched our German-speaking search service in February 2002. We are considering launching our search service in Japan and France during 2002. To date, we have only operated internationally in a few countries, and we may be unable to execute our business model in this market or new markets. Further, foreign providers of competing online services may have a substantial advantage over us in attracting users in their country due to earlier established businesses in that country, greater knowledge with respect to the cultural differences of users residing in that country and/or their focus on a single market. We expect to continue to experience higher costs as a percentage of revenues in connection with the development and maintenance of international online services. International markets we have selected may not develop at a rate that supports our level of investment. In particular, international markets typically have been slower than domestic markets in adopting the Internet as an advertising and commerce medium.

     In pursuing our international expansion strategy, we face several additional risks, including:

•	lower per capita Internet usage in many countries abroad, due to a variety of causes such as lower disposable incomes, lack of telecommunications and computer infrastructure and questions regarding adequate online security for e-commerce transactions;

•	relatively small Internet markets in some countries, which may prevent us from aggregating sufficient traffic and advertising revenues and scaling our business model in those countries;

•	entering into affiliate agreements with margins not as favorable as in the U.S.;

•	our potential inability to aggregate a large amount of Internet traffic and find and develop relationships with international advertisers, consumers and businesses, and affiliates;

•	competition in international markets from a broad range of competitors, including Alta Vista, Espotting.com, LookSmart, Yahoo and other United States and foreign search engines, content aggregators and portals, some of which have greater local experience than we do;

•	difficulties in recruiting qualified and knowledgeable staff and in building locally relevant products and services, which could prevent us from aggregating a large advertiser base;

•	higher costs of doing business in foreign countries, including different employment laws;

•	trade barriers and unexpected changes and differences in regulatory, tax and legal requirements applicable to Internet services; and

•	longer payment cycles and foreign currency fluctuations.

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

WE FACE RISKS OF CLAIMS FROM THIRD PARTIES FOR INTELLECTUAL PROPERTY INFRINGEMENT AND OTHER MATTERS THAT COULD ADVERSELY AFFECT OUR BUSINESS

     Our services operate in part by making Internet services and content available to our users. This creates the potential for claims to be made against us, either directly or through contractual indemnification provisions with third parties. These claims might, for example, be made for defamation, negligence, copyright, trademark or patent infringement, personal injury, invasion of privacy or other legal theories. Allegations are made against us from time to time concerning these types of claims. For example, we are in litigation with companies that have alleged that allowing advertisers to bid on certain search terms may constitute trademark infringement. Although we deny such allegations, any claims could result in costly litigation and be time consuming to defend, divert management’s attention and resources, cause delays in releasing new or upgrading existing services or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. If a court were to determine that the sale of advertising related to certain search terms constitutes trademark infringement, it could negatively impact our revenues and business. There can be no assurance that our services do not infringe the intellectual property rights of third parties. A successful claim of infringement against us and our failure or inability to license the infringed or similar technology could have a material adverse effect on our business, operating results and financial condition.

WE MAY NOT BE ABLE TO PROTECT OUR INTERNET DOMAIN NAME OR INTELLECTUAL PROPERTY RIGHTS UPON WHICH OUR BUSINESS RELIES

     Our success and ability to compete also are substantially dependent upon our internally developed technology and data resources, which we protect through a combination of copyright, trade secret, patent and trademark law. We also depend on our trade name and domain name. We may not be able to adequately protect our technology and data resources. In addition, intellectual property laws vary from country to country, and it may be more difficult to protect our intellectual property in some foreign jurisdictions.

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

POTENTIAL ACQUISITIONS COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE AND ADVERSELY AFFECT OUR OPERATING RESULTS

     We may make investments in or acquire complementary products, technologies and businesses. These acquisitions and investments could disrupt our ongoing business, distract our management and employees and increase our expenses. If we acquire a company, we could face difficulties in assimilating that company’s personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. Acquisitions of additional services or technologies also involve risks of incompatibility and the need for integration into our existing services and marketing, sales and support efforts. If we finance the acquisitions by issuing equity securities, this could dilute our existing stockholders. Any amortization of intangible assets, or other charges resulting from the costs of these acquisitions could have a material adverse effect on our business, operating results and financial condition. In addition, we may pay more for an acquisition than an acquired product, technology or business is ultimately worth. We also ceased operations of GoTo Shopping, and we completed a management buyout of GoTo Auctions, whereby the operating management of GoTo Auctions purchased GoTo Auctions’ assets from Overture. We have incurred charges related to the impairment of the assets acquired in connection with our exit from the auctions operations and comparison shopping operations, and incurred approximately $2.0 million and $1.0 million in net charges relating to our exit from the GoTo Auctions and GoTo Shopping operations, respectively in the year ending December 31, 2001.

OUR MARKET MAY UNDERGO RAPID TECHNOLOGICAL CHANGE AND OUR FUTURE SUCCESS WILL DEPEND ON OUR ABILITY TO MEET THE CHANGING NEEDS OF OUR INDUSTRY

     If new industry standards and practices emerge in the Internet and online advertising industry, our existing services, technology and systems may become obsolete. Our future success will depend on our ability to:

•	license and internally develop leading technologies useful in our business;

•	enhance our existing services;

•	develop new services and technologies that address the increasingly sophisticated and varied needs of prospective advertisers, consumers and businesses; and

•	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES MAY DAMAGE OUR BUSINESS

     The laws and regulations applicable to the Internet and our services are evolving and unclear and could damage our business. There are currently few laws or regulations directly applicable to access to, or commerce on, the Internet. Due to the increasing popularity and use of the Internet, it is possible that Internet laws and regulations may be adopted, covering issues such as user privacy, defamation, database protection, consumer protection, pricing, taxation, content regulation, quality of products and services, and intellectual property ownership and infringement. Such legislation could expose Overture to substantial liability as well as dampen the growth in use of the Internet, decrease the acceptance of the Internet as a communications and commercial medium, or require Overture to incur significant expenses in complying with any new regulations.

WE MAY INCUR LIABILITIES FOR THE ACTIVITIES OF USERS OF OUR SERVICE

     The law relating to the liability of providers of online services for activities of their users is currently unsettled and could damage our business. Our insurance policies may not provide coverage for liability for activities of our users. Overture may not successfully avoid civil or criminal liability for unlawful activities carried out by users of our service. The imposition upon Overture of potential liability for unlawful activities of users of our service could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources or to discontinue certain service offerings. Any costs incurred as a result of such liability or asserted liability could have a material adverse effect on our business, operating results and financial condition.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     Overture’s exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to Overture’s foreign sales subsidiaries. Overture is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on Overture's 2001 results was not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See item 14 (A).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the directors of Overture is incorporated by reference to the sections entitled “Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Overture’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “Commission”) within 120 days after the end of the Company’s fiscal year ended December 31, 2001. Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption “Executive Officers of the Registrant” in Item 4 of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated by reference to the information set forth under the caption “Compensation of Executive Officers and Other Matters” in Overture’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with Commission within 120 days after the end of the Company’s fiscal year ended December 31, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Principal Ownership of Overture Common Stock” in Overture’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of Overture’s fiscal year ended December 31, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions are incorporated by reference to the information set forth under the caption “Certain Transactions” in Overture’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of Overture’s fiscal year ended December 31, 2001.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1) INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Overture Services, Inc.

     We have audited the accompanying consolidated balance sheets of Overture Services, Inc. (formerly GoTo.com, Inc.) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Overture Services, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Los Angeles, California
February 6, 2002

OVERTURE SERVICES, INC.

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

	AS OF
	DECEMBER 31,

	2001	2000

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$61,974	$12,986
Short-term investments	71,837	41,694
Accounts receivable, net of allowance of $2,100 and $1,000 for 2001 and 2000, respectively	10,973	5,365
Prepaid expenses and other	1,920	1,970
Prepaid traffic acquisition expense	8,590	23,605

Total current assets	155,294	85,620

Property and equipment:
Computer hardware	30,452	21,035
Computer software	15,497	11,364
Furniture and fixtures	3,974	3,942

	49,923	36,341
Accumulated depreciation and amortization	(21,957)	(10,265)

	27,966	26,076
Intangible assets, net	2,042	3,234
Restricted investments	5,744	5,564
Long-term investments	36,476	293
Long-term prepaid traffic acquisition expenses and other assets	4,405	626

Total assets	$231,927	$121,413

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$38,111	$23,284
Accrued payroll expenses	3,774	2,491
Accrued expenses	1,497	1,657
Deferred revenue	8,949	4,441
Current portion of capital lease obligations	89	791

Total current liabilities	52,420	32,664

Other long-term liabilities	64	576
Long-term capital lease obligations	—	78
Commitments and contingencies (See Note 6)

STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value, 200,000 shares authorized as of December 31, 2001 and 2000; shares issued and outstanding—57,616 and 52,566 as of December 31, 2001 and 2000, respectively	6	5
Additional paid-in capital	662,039	591,239
Deferred compensation, net	(763)	(1,128)
Accumulated deficit	(481,863)	(502,026)
Accumulated other comprehensive income	24	5

Total stockholders’ equity	179,443	88,095

Total liabilities and stockholders’ equity	$231,927	$121,413

The accompanying notes are an integral part of the consolidated financial statements.

OVERTURE SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	FOR THE YEAR ENDED DECEMBER 31,

	2001	2000	1999

Revenue	$288,133	$103,052	$26,809

Operating expenses:
Search serving	20,962	13,109	6,213
Traffic acquisition	162,072	66,433	14,290
Marketing, sales and service	28,078	28,098	20,169
General and administrative	44,917	33,798	12,467
Product development	12,811	13,523	3,689
Amortization of deferred compensation	849	1,376	3,585
Write-off of acquired in-process research and development	—	7,550	—
Amortization of intangible assets	1,192	115,600	—
Impairment of intangible assets	—	309,253	—
Loss on closure of GoTo Shopping	1,002	—	—
Loss on disposition of GoTo Auctions	2,008	—	—

	273,891	588,740	60,413

Income (loss) from operations	14,242	(485,688)	(33,604)

Other income:
Interest income, net	4,260	5,809	3,777
Other income	2,561	21,259	566

Income (loss) before provision for income taxes	21,063	(458,620)	(29,261)
Provision for income taxes	900	1	1

Net income (loss)	$20,163	$(458,621)	$(29,262)

Historical basic net income (loss) per share	$0.38	$(9.54)	$(1.04)

Historical diluted net income (loss) per share	$0.36	$(9.54)	$(1.04)

Weighted average shares used to compute historical basic net income (loss) per share	53,363	48,065	28,207

Weighted average shares used to compute historical diluted net income (loss) per share	55,533	48,065	28,207

	2001	2000	1999

If deferred compensation were allocated to expense categories, it would be allocated as follows:
Search serving	$1	$4	$16
Marketing, sales and service	157	381	670
General and administrative	664	922	2,673
Product development	27	69	226

Total amortization of deferred compensation	$849	$1,376	$3,585

The accompanying notes are an integral part of the consolidated financial statements.

OVERTURE SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Series A		Series B and C		Series D
	Convertible		Convertible		Convertible
	Preferred Stock		Preferred Stock		Preferred Stock

	Shares	Amount	Shares	Amount	Shares	Amount

BALANCE AT DECEMBER 31, 1998	471	$212	19,022	$28,433	—	$—
Issuance of common stock, net of issuance costs of $8,655	—	—	—	—	—	—
Issuance of series D convertible preferred stock	—	—	—	—	3,628	24,969
Conversion of preferred stock to common stock	(471)	(212)	(19,022)	(28,433)	(3,628)	(24,969)
Exercise of common stock options and warrants, net of repurchases	—	—	—	—
Issuance of warrants and options for services	—	—	—	—	—	—
Stock option compensation	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—
Unrealized losses on short-term and long-term investments	—	—	—	—	—	—
Net loss	—	—	—	—	—	—

BALANCE AT DECEMBER 31, 1999	—	—	—	—	—	—
Exercise of common stock, net of repurchases and issuance of common stock pursuant to Employee Stock Purchase Plan	—	—	—	—	—	—
Issuance of common stock for acquisitions	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—
Unrealized gains on short-term and long-term investments	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—
Net loss	—	—	—	—	—	—

BALANCE AT DECEMBER 31, 2000	—	—	—	—	—	—
Exercise of common stock, net of repurchases and issuance of common stock pursuant to Employee Stock Purchase Plan	—	—	—	—	—	—
Issuance of common stock, net of issuance costs of $3,684	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—
Stock option compensation	—	—	—	—	—	—
Unrealized losses on short-term and long-term investments	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—
Net income	—	—	—	—	—	—

BALANCE AT DECEMBER 31, 2001	—	$—	—	$—	—	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Accumulated
	Common Stock		Additional	Deferred	Other
			Paid-in	Compen-	Comprehensive	Accumulated
	Shares	Amount	Capital	sation, net	Income (Loss)	Deficit	Total

BALANCE AT DECEMBER 31, 1998	10,444	$1	$3,212	$(1,318)	$—	$(14,143)	$16,397
Issuance of common stock, net of issuance costs of $8,655	6,900	1	94,834	—	—	—	94,835
Issuance of series D convertible preferred stock	—	—	—	—	—	—	24,969
Conversion of preferred stock to common stock	23,121	2	53,612	—	—	—	—
Exercise of common stock options and warrants, net of repurchases	5,054	1	2,044	—	—	—	2,045
Issuance of warrants and options for services	—	—	246	—	—	—	246
Stock option compensation	—	—	4,851	(4,851)	—	—	—
Amortization of deferred compensation	—	—	—	3,585	—	—	3,585
Unrealized losses on short-term and long-term investments	—	—	—	—	(41)	—	(41)
Net loss	—	—	—	—	—	(29,262)	(29,262)

BALANCE AT DECEMBER 31, 1999	45,519	5	158,799	(2,584)	(41)	(43,405)	112,774
Exercise of common stock, net of repurchases and issuance of common stock pursuant to Employee Stock Purchase Plan	768	—	2,863	—	—	—	2,863
Issuance of common stock for acquisitions	6,279	—	429,657	—	—	—	429,657
Amortization of deferred compensation	—	—	(80)	1,456	—	—	1,376
Unrealized gains on short-term and long-term investments	—	—	—	—	87	—	87
Cumulative translation adjustment	—	—	—	—	(41)	—	(41)
Net loss	—	—	—	—	—	(458,621)	(458,621)

BALANCE AT DECEMBER 31, 2000	52,566	5	591,239	(1,128)	5	(502,026)	88,095
Exercise of common stock, net of repurchases and issuance of common stock pursuant to Employee Stock Purchase Plan	1,300	—	11,627	—	—	—	11,627
Issuance of common stock, net of issuance costs of $3,684	3,750	1	58,191	—	—	—	58,192
Amortization of deferred compensation	—	—	(18)	867	—	—	849
Stock option compensation	—	—	1,000	(502)	—	—	498
Unrealized losses on short-term and long-term investments	—	—	—	—	(16)	—	(16)
Cumulative translation adjustment	—	—	—	—	35	—	35
Net income	—	—	—	—	—	20,163	20,163

BALANCE AT DECEMBER 31, 2001	57,616	$6	$662,039	$(763)	$24	$(481,863)	$179,443

The accompanying notes are an integral part of the consolidated financial statements.

OVERTURE SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	YEAR ENDED DECEMBER 31,

	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$20,163	$(458,621)	$(29,262)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred compensation	849	1,376	3,585
Accretion of discounts from the purchase of short-term and long-term investments	335	(1,357)	(1,990)
Non-cash portion of closure & disposition charges	2,398	—	—
Losses from disposition of property and equipment	199	351	—
Other common stock and warrants	—	—	246
Depreciation and amortization	13,548	8,422	2,247
Write-off of acquired in-process research and development	—	7,550	—
Amortization of intangible assets	1,192	115,600	—
Impairment of intangible assets	—	309,359	—
Changes in operating assets and liabilities:
Accounts receivable	(5,608)	(2,415)	(2,571)
Prepaid expenses and other	(51)	(1,026)	(701)
Prepaid traffic acquisition expense	11,643	(21,571)	(293)
Accounts payable and accrued expenses	15,429	9,541	9,929
Deferred revenues	4,682	2,383	1,877

Net cash provided by (used in) operating activities	64,779	(30,408)	(16,933)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales/(purchases) of short-term and long-term investments, net	(66,767)	52,194	(96,392)
Capital expenditures for property and equipment	(17,601)	(20,575)	(12,820)
Net cash used in acquisition	—	(863)	—
Other assets	(436)	(596)	(745)

Net cash provided by (used in) investing activities	(84,804)	30,160	(109,957)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock, net	69,819	2,863	96,880
Proceeds from the issuance of preferred stock, net	—	—	24,969
Proceeds from lease line	—	—	1,203
Repayments under lease line	(751)	(708)	(499)
Repayment of debt	—	(835)	(106)

Net cash provided by financing activities	69,068	1,320	122,447

Effect of exchange rate changes on cash and cash equivalents	(55)	—	—

Net increase in cash and cash equivalents	48,988	1,072	(4,443)
Cash and cash equivalents at beginning of period	12,986	11,914	16,357

Cash and cash equivalents at end of period	$61,974	$12,986	$11,914

	YEAR ENDED DECEMBER 31,

	2001	2000	1999

Cash paid during the period for:
Income taxes	$4	$1	$1
Interest	$64	$178	$214
Non-cash investing and financing activities:
Issuance of common stock for acquisition of businesses	$—	$422,106	$—
Acquired equipment under capital leases arrangements	—	—	525
Acquired equipment under debt arrangement	$—	$—	$237

The accompanying notes are an integral part of the consolidated financial statements.

OVERTURE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

GENERAL

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

     The Company was incorporated on September 15, 1997 in the state of Delaware and officially launched its services on June 1, 1998. On October 8, 2001, GoTo.com, Inc. changed its corporate name to Overture Services, Inc. and changed its Nasdaq Stock Market trading symbol to “OVER.” The Company operates in one reportable business segment.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Overture and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

FOREIGN CURRENCY

     Generally, the functional currency of the Company’s international subsidiaries is the local currency. The financial statements of these subsidiaries are translated to United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues, costs and expenses. Translation gains (losses) are deferred and accumulated in accumulated other comprehensive income as a component of stockholders’ equity. Net gains and losses resulting from foreign exchange transactions would be included in the consolidated statements of operations. The Company did not incur significant net gains or losses resulting from foreign exchange transactions during the periods presented.

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

RECLASSIFICATION

     Certain changes have been made to the description and presentation of the Balance Sheet and Statement of Operations during the current year. The line item “Prepaid Marketing Expenses” has been renamed “Prepaid Traffic Acquisition Expense” The line item “Cost of Revenue” has been renamed “Search Serving”, the “Gross Profit” line item has been removed, the “Search Serving” line item is now shown as a component of operating expenses, and “Traffic Acquisition” has been separately reported from “Marketing, Sales and Service.” Prior year presentation has been changed to conform to current year presentation. These changes to the description and presentation of the Statement of Operations had no effect on net income or loss.

\

REVENUE RECOGNITION

     Revenue is generated primarily through paid introductions, that is, Overture generates revenue when a user clicks on an advertiser’s listings after an advertiser has bid for priority placement in search results by making or committing to make a payment based on the amount bid for each clickthrough. Revenue is recognized when earned based on click-through activity to the extent that the advertiser has deposited sufficient funds with us or collection is probable. Revenue is also generated from banner advertising, and from our Full Serve and Full Serve Advantage programs. Full Serve and Full Serve Advantage programs, whereby the Company charges a service fee for listing services, and banner advertising constitute less than 1%, 5% and 5% of our revenue for the years ended December 31, 2001, 2000 and 1999, respectively. Banner advertising revenue is recognized when earned under the terms of the contractual arrangement with the advertiser or advertising agency, provided that collection is probable. Full Serve and Full Serve Advantage revenue is recognized when Overture has provided all of the services under the terms of the arrangement. Overture has no barter transactions.

     In December 1999, the SEC issued Staff Accounting Bulletin 101, “Revenue Recognition” (SAB 101), which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC, which the Company adopted in 2000.

COMPREHENSIVE INCOME (LOSS)

     The Company accounts for comprehensive income (loss) using Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130). SFAS 130 establishes standards for reporting comprehensive income (loss) and its components in financial statements. Comprehensive income (loss), as defined therein, refers to revenues, expenses, gains and losses that are not included in net income (loss) but rather are recorded directly in shareholders’ equity. The differences between total comprehensive income (loss) and net income (loss) for 2001, 2000 and 1999 were insignificant.

SEARCH SERVING

     Search serving costs consist primarily of costs associated with serving our search results, maintaining our Web site and fees paid to outside service providers that provide and manage unpaid listings. Costs associated with serving our search results and maintaining our Web site includes depreciation of Web site equipment, co-location charges for equipment, software licensing fees and salaries of related personnel.

TRAFFIC ACQUISITION

     The Company enters into agreements of varying durations with other Internet companies (affiliates) whereby the Company provides search services within the affiliates’ Web sites or the affiliates provide a link to the Company’s site. There are generally three ways that economic terms of affiliate agreements are structured: 1) fixed payments based on a guaranteed minimum amount of traffic delivered, 2) variable payments based on a percentage of our revenue or based on a certain metric, such as number of searches or paid clicks, or 3) a combination of the above. The Company pays these affiliates in a number of ways, including fixed amounts at the beginning of the term of the agreement, fixed amounts at pre-determined dates throughout the term of the agreement, or periodically during the term of the agreement, monthly or quarterly, based on activity.

     The Company expenses traffic acquisition costs under two methods; agreements with fixed payments are generally expensed pro-rata over the term the fixed payment covers, and agreements based on a percentage of revenue, number of paid clicks, number of searches, or other metric are generally expensed based on the volume of the underlying activity or revenue multiplied by the agreed-upon price or rate.

     Traffic is concentrated among several affiliates. Of Overture's total traffic for the year ended December 31, 2001, more than 95% came from affiliates as follows: approximately 35% came from our portal affiliates including Alta Vista, AOL, Excite.com, go.com, iWon, Terra Lycos and Yahoo; approximately 20% came from browsers, Microsoft's Internet Explorer and Netscape's browser product; and approximately 45% came from other affiliates including InfoSpace (including MetaCrawler and Dogpile) and our Web site. A significant portion of the Company’s traffic is and has been generated from a small number of the Company’s larger affiliates. If we are not successful in renewing any of these agreements, or if they are renewed but on less favorable terms, it could harm our business and ability to generate revenue.

ADVERTISING COSTS

     The Company expenses advertising media costs as incurred and production cost upon first airing or printing. For the years ended December 31, 2001, 2000 and 1999, the Company incurred advertising costs of approximately $6.1 million, $14.8 million and $15.9 million, respectively.

PRODUCT DEVELOPMENT

     Product development expenses consist of expenses incurred by the Company in the development, creation and enhancement of its Internet site and service. Product development expenses include compensation and related expenses, costs of computer hardware and software, and costs incurred in developing features and functionality of the service. Product development costs are expensed as incurred or capitalized in accordance with Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1). SOP 98-1 requires that cost incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized.

CASH, CASH EQUIVALENTS, SHORT-TERM INVESTMENTS, LONG-TERM INVESTMENTS AND RESTRICTED INVESTMENTS

     The Company considers those investments that are highly liquid, readily convertible to cash and which mature within three months from the original date of purchase to be cash equivalents. All of the Company’s cash equivalents, short-term and long-term investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses included in “unrealized losses on short-term and long-term investments” as a separate component of stockholders’ equity net of applicable income taxes. As of December 31, 2001, the fair value of these securities approximated cost and the unrealized holding gains were approximately $79,000. The realized gains and losses on sales of available-for-sale investments for the year ended December 31, 2001 were not significant. Long-term investments have original maturities of up to 24 months.

     The estimated fair value of cash, cash equivalents and short-term and long-term investments and restricted investments, which approximates the carrying costs as of December 31, 2001 and 2000, are as follows (in thousands):

	CASH AND CASH	SHORT-TERM	LONG-TERM	RESTRICTED
	EQUIVALENTS	INVESTMENTS	INVESTMENTS	INVESTMENTS

Cash	$18,785	$—	$—	$—
Commercial Paper	10,005	498	—	5,744
Certificates of deposit	—	10,351	—	—
US Treasury bills	33,184	60,988	36,476	—

	$61,974	$71,837	$36,476	$5,744

	December 31, 2000

	CASH AND CASH	SHORT-TERM	LONG-TERM	RESTRICTED
	EQUIVALENTS	INVESTMENTS	INVESTMENTS	INVESTMENTS

Cash	$5,839	$—	$—	$—
Commercial Paper	2,481	28,490	293	5,564
Certificates of deposit	1,001	8,132	—	—
US Treasury bills	3,665	5,072	—	—

	$12,986	$41,694	$293	$5,564

     See Note 6 for additional information on restricted investments.

ACCOUNTS RECEIVABLE

     The allowance for doubtful account activity for the periods indicated is as follows (in thousands):

		ADDITIONS
	BALANCE AT	CHARGED TO		BALANCE AT
	BEGINNING OF	COSTS AND		END OF
	PERIOD	EXPENSES	WRITE-OFFS	PERIOD

Allowance for doubtful accounts:
December 31, 1998	$—	$86	$—	$86
December 31, 1999	$86	$164	$—	$250
December 31, 2000	$250	$1,041	$291	$1,000
December 31, 2001	$1,000	$1,735	$635	$2,100

CONCENTRATION OF CREDIT RISK

     Accounts receivable are typically unsecured and are due from customers primarily located in the United States. Many of Overture’s customers are in the Internet industry. Credit losses have generally been within management’s expectations. At December 31, 2001 and 2000, no customer represented more than 10 percent of total accounts receivable.

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

LONG-LIVED ASSETS

     The Company evaluates the recoverability of its long-lived assets in accordance with SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (SFAS 121). The Company assesses the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Accordingly, in 2000, Overture recorded an impairment charge on the goodwill and intangible assets from the acquisitions of Cadabra and AuctionRover of approximately $309.3 million.

DEFERRED REVENUE

     Deferred revenue represents all payments received from customers in excess of revenue earned based on line-item click-through activity and will be recognized as actual clickthroughs occur.

INCOME TAXES

     Income taxes are accounted for under SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). Under SFAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation reserves against deferred tax assets are provided as necessary.

ACCOUNTING FOR STOCK-BASED COMPENSATION

     SFAS No. 123, “Accounting for Stock-Based Compensation,” requires that stock awards granted subsequent to January 1, 1995 be recognized as compensation expense based on their fair value at the date of grant. Alternatively, a company may account for granted stock awards under Accounting Principles Board Opinion (APB) No. 25 “Accounting for Stock Issued to Employees” (APB 25) and disclose pro forma income amounts, which would have resulted from recognizing such awards at their fair value. The Company has elected to account for stock-based compensation expense under APB 25 and make the required pro forma disclosures for compensation expense (see Note 4).

INCOME (LOSS) PER SHARE COMPUTATION

     Historical basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding. Historical diluted net income (loss) per share is computed using the weighted average number of shares of common stock outstanding and the effects of outstanding stock options and unvested portion of stock issued in connection with the exercise of such options subject to repurchase.

     Pro forma basic net income (loss) per share is computed using the historical weighted average number of shares of common stock outstanding plus the weighted average number of shares resulting from the assumed conversion of all outstanding convertible preferred stock as though such conversion occurred at the beginning of the period or original date of issuance, if later. Pro forma diluted net income (loss) per share is computed using the historical weighted average number of shares of common stock outstanding, the weighted average number of shares resulting from the assumed conversion of all outstanding convertible preferred stock as though such conversion occurred at the beginning of the period or original date of issuance, if later, and the effect of outstanding stock options and unvested portion of stock issued in connection with the exercise of such options subject to repurchase.

     Options to purchase approximately 7.6 million and 6.5 million shares of common stock were outstanding as of December 31, 2001 and 2000, respectively. In addition, as of December 31, 2001, there were approximately 620,000 shares of unvested common stock outstanding that were issued in connection with the exercise of options and are subject to repurchase.

     The following table sets forth the computation of historical basic and diluted net income (loss) per share and pro forma basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	YEAR ENDED DECEMBER 31

	2001	2000	1999

Numerator:
Net loss	$20,163	$(458,621)	$(29,262)
Denominator:
Denominator for historical basic calculation — weighted average shares	53,363	48,065	28,207
Common stock equivalents	2,170	—	—

Denominator for historical diluted calculation — weighted average shares	55,533	48,065	28,207
Weighted average effect of pro forma securities:
Series A convertible preferred stock	—	—	226
Series B convertible preferred stock	—	—	3,994
Series C convertible preferred stock	—	—	5,147
Series D convertible preferred stock	—		645

Denominator for pro forma calculation	55,533	48,065	38,219

Net income (loss) per share:
Pro forma basic and diluted net income (loss) per share	$0.36	$(9.54)	$(0.77)
Historical basic net income (loss) per share	$0.38	$(9.54)	$(1.04)
Historical diluted net income (loss) per share	$0.36	$(9.54)	$(1.04)

2. INCOME TAXES

     As a result of the net operating losses incurred since inception, no income tax provision has been recorded except for state minimum taxes of $800 for the years ended December 31, 2000 and 1999. Although the Company will have sufficient net operating loss carryforwards to offset its taxable income for the year ended December 31, 2001, it has recorded a current tax provision equal to the alternative minimum tax for both Federal and California purposes. The following is a reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate:

	DECEMBER 31,

	2001	2000	1999

Statutory federal rate	35%	(34)%	(34)%
State income taxes (net of federal benefit)	6	(1)	(6)
Valuation allowance	(47)	3	36
Nondeductible expenses	2	32	4
Unbenefited foreign losses	8	—	—

	4%	—%	—%

     The components of the deferred tax assets and related valuation allowance at December 31, 2001 and 2000 are as follows (in thousands):

	DECEMBER 31,

	2001	2000

Net operating loss carryforwards	$29,655	$37,838
Deferred revenue	3,520	—
Tax credit carryforwards	1,465	—
Intangibles	1,111	—
Other	991	503

Deferred tax assets	36,742	38,341
Valuation allowance	(36,742)	(38,341)

	$—	$—

     The provision for income taxes is composed of the following (in thousands):

	DECEMBER 31,

	2001	2000	1999

Current:
Federal	$725	$—	$—
State	175	1	1
Foreign	—	—	—

Total current	900	1	1

Deferred:	—	—	—
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Total deferred	—	—	—

	$900	$1	$1

     Due to the uncertainty surrounding the timing of realizing the benefits of its deferred tax assets in future tax returns, the Company has recorded a valuation allowance against its deferred tax assets.

     As of December 31, 2001, the Company had net operating loss carry forwards of approximately $76.1 million and $54.7 million available to reduce future federal and state taxable income, respectively, which expire beginning in the years 2017 through 2020 for federal and in 2005 to 2015 for state purpose. Under Section 382 of the Internal Revenue Code, the utilization of the net operating loss carryforwards can be limited based on changes in the percentage of ownership of the Company.

     Approximately $13.9 million of the valuation allowance for deferred tax assets relating to net operating loss carryforwards is attributable to employee stock option deductions, the benefit from which will be allocated to additional paid in capital, when and if subsequently realized.

3. STOCKHOLDERS’ EQUITY

COMMON AND PREFERRED STOCK

     Overture issued shares of its preferred stock as described below:

     In March 1998, Overture issued a total of 471,111 shares of series A preferred stock to various investors at a purchase price of $0.45 per share.

     In May 1998, Overture issued a total of 8,311,688 shares of series B preferred stock to various investors at a purchase price of $0.77 per share.

     In July 1998, November 1998 and December 1998, Overture issued a total of 10,710,348 shares of series C preferred stock to various investors at a purchase price of $2.076 per share.

     In April 1999, Overture issued a total of 3,628,447 shares of series D preferred stock to various investors at a purchase price of $6.89 per share.

     As part of the series B preferred stock financing, Bill Gross, the Company’s founder, paid a consultant 111,111 shares of the Company’s common stock owned by him for services provided in connection with the series B preferred stock financing. The exchange of the founder’s shares was recorded at the fair market value of the common stock, on the date of the exchange, as a contribution to capital and cost of the series B preferred financing.

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

     Upon completion of the Company’s initial public offering the number of common and undesignated preferred shares authorized for issuance changed to 200,000,000 and 10,000,000, respectively.

     Overture issued common stock in connection with its acquisitions during 2000 (see Note 7).

     On July 5, 2001, Overture completed a follow-on offering of 3,750,000 primary shares of its common stock. Overture’s sale of its shares raised net proceeds of approximately $58.2 million for the company.

WARRANTS

     In February 1999, the Company issued additional warrants in exchange for certain consulting and other services to purchase 41,699 shares of the Company’s common stock at exercise prices ranging from $2.076 to $5.00 per share. The warrants were fully exercisable upon issuance and those warrants not exercised by the warrant holders for common stock prior to our initial public offering on June 18, 1999 were terminated. The deemed fair value of warrants issued in 1999 was $180,000; these amounts were recorded in general and administrative expenses in the respective periods.

DEFERRED STOCK OPTION COMPENSATION

     The excess of the deemed fair value of the Company’s common stock over the exercise price of options at the date of grant, adjusted for the return of unvested options or repurchase of restricted stock resulting from employee terminations, amounted to an aggregate of approximately $7.8 million. Subsequent to our initial public offering in June 1999, the deemed fair value of the common stock was determined by closing stock price on the date the options were issued as quoted on the Nasdaq National Market. Prior to our initial public offering, the deemed fair value of the common stock was determined by the Company based on the selling prices of contemporaneous sales of each series of preferred stock considering the relative rights and privileges of each security, the stages of development of the Company’s business and the inherent risks and perceived future potential of the Company at the time of grant or issuance. The typical vesting period of the options is 20%, 10% or zero immediately upon grant with the remaining balance vesting evenly either annually or quarterly over the following four years. The amortization of deferred compensation is charged to operations on a graded methodology basis over the vesting period of the options. During the year ended December 31, 2001, 2000, and 1999, deferred compensation amortization of approximately $849,000, $1.4 million and $3.6 million, respectively, was recorded. At December 31, 2001 and 2000, deferred compensation of approximately $763,000 million and $1.1 million, respectively, was reflected as a reduction of stockholders’ equity. The deferred compensation amortization relates only to stock options awarded to employees; the salaries and related benefits of these employees are included in the applicable search serving or operating expense line items.

4. STOCK PLAN AND STOCK PURCHASE PLAN

     The Company’s 1998 Stock Plan provides for the granting of options for the purchase of up to 17.9 million shares of the Company’s common stock, plus an annual increase to be added on the first day of the Company’s fiscal year beginning in 2002 equal to the lesser of (i) 7.50 million shares, (ii) 5% of the outstanding shares on such date or (iii) a lesser amount determined by the Board. The increase for fiscal 2002 was determined to be approximately 2.9 million shares. Under terms of the plan, options may be granted to employees, non-employee directors or consultants at prices not less than the fair value at the date of grant. Options granted to non-employees are recorded at the value of negotiated services received. All options are immediately exercisable, however, shares issuable upon exercise of the option vest typically 20%, 10% or zero immediately upon grant of the option with the remaining balance vesting evenly either annually or quarterly over the following four years. The Company has the right to repurchase unvested shares issued upon exercise of the option.

     Information relating to the outstanding stock options is as follows:

		WEIGHTED
		AVERAGE
	SHARES	EXERCISE PRICE

	(IN THOUSANDS)
Outstanding at December 31, 1998	5,000	0.16
Granted	2,979	19.62
Exercised	(5,035)	0.37
Cancelled	(114)	11.58

Outstanding at December 31, 1999	2,830	19.87
Granted	5,161	25.87
Exercised	(720)	2.11
Cancelled	(789)	36.27

Outstanding at December 31, 2000	6,482	24.66

Granted	3,451	14.33
Exercised	(1,136)	8.18
Cancelled	(1,194)	19.44

Outstanding at December 31, 2001	7,603	$23.04

     The following table summarizes information regarding options outstanding and options exercisable at December 31, 2001:

	OUTSTANDING AND EXERCISABLE

		WEIGHTED
		AVERAGE	WEIGHTED
	NUMBER	REMAINING	AVERAGE
	OF	CONTRACTUAL	EXERCISE
RANGE OF EXERCISE PRICES	SHARES	LIFE	PRICE

	(IN THOUSANDS)
$0.01 - $10.06	826	7.7	$3.63
$10.38 - $11.00	1,936	9.3	$11.00
$11.38 - $17.06	1,838	8.2	$13.16
$17.48 - $34.50	1,847	7.6	$27.31
$34.56 -$68.31	947	8.1	$57.01
$108.25 - $108.25	209	8.1	$108.25

	7,603

     Options available for future grant totaled approximately 4.0 and 4.2 million at December 31, 2001 and 2000, respectively. As of January 1, 2002 the Company added approximately 2.9 million shares available for future grant in accordance with the Company’s 1998 Stock Plan.

     The fair value of these options were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	YEAR ENDED DECEMBER 31,

	2001	2000	1999

Risk free interest rate	3.75%	5.0%	5.38%
Expected lives (in years)	3.0	3.0	2.5
Dividend yield	—	—	—
Expected volatility	0.80	0.80	0.80

\

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Under SFAS 123, the Company would have incurred an additional compensation expense of approximately $6.5 million, $22.8 million and $2.4 million for the years ended December 31, 2001, 2000 and 1999, respectively.

	2001	2000	1999

	(IN THOUSANDS)
Net income (loss), as reported	$20,163	$(458,621)	$(29,262)
Pro forma net income (loss)	13,689	(481,381)	(31,656)
Pro forma net (loss) per share	0.25	(10.02)	(0.83)
Pro forma historical basic income (loss) per share	0.26	(10.02)	(1.12)
Pro forma historical diluted income (loss) per share	$0.25	$(10.02)	$(1.12)

     Applying SFAS 123 in the pro forma disclosure may not be representative of the effects on pro forma net income (loss) for future years as options vest over several years and additional awards will likely be made each year.

     In April 1999, the Board of Directors also approved the establishment, upon the closing of the Company’s initial public offering, of the 1999 Employee Stock Purchase Plan (1999 Purchase Plan). The 1999 Purchase Plan initially reserves 2,000,000 shares of common stock for future issuance, which will increase annually by the lesser of 1,000,000 shares, 3% of the outstanding shares on such date, or a lesser amount determined by the Board. The 1999 Purchase Plan provides for successive six month offering periods and allows eligible employees to participate in the plan through payroll deductions that will be used to purchase common stock at the end of each six month period for the lesser of 85% of the price of the common stock at the beginning or the end of the six month offering period.

5. RELATED PARTY TRANSACTIONS

     During 1999, Bill Gross’ idealab! provided certain payroll processing services to Overture and charged a fee for those services. On February 1, 1999, Overture entered into a lease with Bill Gross’ idealab! for office space. Overture also uses a shared local area computer communications network. In 1999, Overture entered into a lease agreement with Bill Gross’ idealab! for additional office space. The term of the agreement was from August 1999 through January 2000. In January 2000, Overture terminated both leases in effect during 1999 and entered into an arrangement with Bill Gross’ idealab! for approximately 58,000 square feet of office space. Overture is obligated to make total lease payments of approximately $7.1 million commencing on January 15, 2000 and terminating on October 31, 2004. See Note 9 for description of a lease agreement signed subsequent to year end.

     The total management and leasing fee associated with both facilities was approximately $2.1 million, $1.8 million and $364,000 during the years ended December 31, 2001, 2000 and 1999, respectively. Management believes these amounts are materially representative of the fair value of services recorded.

     During 2001, 2000 and 1999, Overture recorded approximately $501,000, $377,000 and $53,000, respectively, of search listing advertising revenue from Bill Gross’ idealab!, which with its affiliate, idealab! Holdings, L.L.C., is a significant stockholder of Overture. During 2000, Overture also recorded approximately $143,000 of search listing and banner revenue from Cadabra. Cadabra began listing on Overture on December 17, 1999 and ceased advertising on Overture on January 13, 2000. On January 31, 2000, Overture acquired Cadabra (see Note 7). Management believes these amounts are materially representative of the fair value of advertising services provided.

6. COMMITMENTS AND CONTINGENCIES

LEASES

     The Company leases office space under operating lease agreements expiring through October 2004. The future minimum lease payments under non-cancelable operating leases and present value of future minimum capital lease payments are as follows (in thousands):

	OPERATING	CAPITAL
	LEASE	LEASE

2002	$1,834	$91
2003	1,440	—
2004	1,200	—
2005	—	—
2006	—	—

Total minimum lease payments	$4,474	91

Less amount representing interest		(2)

		$89

     See Note 9 for description of a lease agreement signed subsequent to year end.

     Total rent expense was approximately $2.0 million, $2.0 million and $504,000 during the years ended December 31, 2001, 2000 and 1999, respectively.

LETTER OF CREDIT

     In August 2000, Overture entered into a 19-month agreement under which America Online (AOL) will display Overture’s listings on the search results page of AOL, AOL.com and Netscapes’s Netcenter. The agreement calls for a guaranteed payment by Overture of $50 million over the term of the agreement. As part of the guaranteed payment, Overture issued to AOL a letter of credit for the benefit of AOL, in the amount of $5 million. In order to secure the letter of credit, Overture has an investment of approximately $5.7 million, which is restricted until the termination of the letter of credit in March 2002.

AFFILIATE COMMITMENTS

     The Company is obligated to make guaranteed payments totaling approximately $29.1 million in 2002, under contracts to provide search services to its affiliates.

LITIGATION

     The Company is party to routine claims and suits brought against it in ordinary course of business. In the opinion of management, such routine claims should not have any material adverse effect upon the results of operations, cash flows or financial position of the Company.

     On November 3, 2000, Overture was served with a summons and complaint by MercExchange, L.L.C., alleging patent infringement relating to Overture’s online auction service ((AuctionRover.com, Inc. (AuctionRover or GoTo Auctions)) and shopping services (GoTo Shopping). On June 1, 2001, Overture entered into a settlement agreement and release with MercExchange, under which MercExchange agreed to dismiss the litigation in exchange for a cash payment, the amount of which was paid from the escrow funds created in connection with Overture’s acquisitions of AuctionRover and Cadabra. In addition, legal fees and other expenses paid by Overture to defend this litigation were reimbursed to Overture from the escrow funds and were recorded in other income, net for the three months ended June 30, 2001.

     On June 19, 2001, InternetFuel.com, Inc. filed a complaint against Overture in the Superior Court of the State of California for the County of Los Angeles. The complaint alleges that Overture wrongfully terminated an agreement pursuant to which InternetFuel participated in Overture’s affiliate program. The complaint also alleges libel for messages allegedly placed by Overture on an Internet forum, and it contains claims of unfair business practices. The complaint seeks, among other remedies, monetary damages for the value of the terminated agreement and for alleged harm to InternetFuel’s reputation, punitive and exemplary relief and an injunction against alleged unfair business practices. In December 2001, Overture successfully moved the court to transfer the case to arbitration. The parties are in the process of selecting arbitrators. Overture believes that it has meritorious defenses to the allegations and intends to contest the allegations vigorously.

     On July 12, 2001, the first of several purported securities class action lawsuits was filed in the United States District Court, Southern District of New York against certain underwriters involved in Overture’s initial public offering, Overture, and certain of Overture’s current and former officers and directors. The Court consolidated the cases against Overture into case number 01 Civ. 6339. Plaintiffs allege, among other things, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 involving undisclosed compensation to the underwriters, and improper practices by the underwriters and seek unspecified damages.

     Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin of the United States District Court for the Southern District of New York. Judge Scheindlin has ordered that the time for all defendants to respond to any complaint be postponed until further order of the Court. Thus, Overture has not been required to answer the complaint, and no discovery has been served. Overture denies the allegations against it, believes that it has meritorious defenses to the complaint and intends to contest the allegations vigorously.

     On October 2, 2000, 800-JR-Cigar, Inc. (“JR Cigar”) served a complaint against the Company in the United States District Court for the District of New Jersey alleging that the Company has committed acts of trademark infringement, trademark dilution, unfair competition, consumer fraud and deceptive telemarketing. JR Cigar’s allegations are based on the Company’s allowing competitors to bid on the term JR CIGAR (and related terms) in order to obtain priority when an Internet user searches for cigar related Web sites. The Company denies that it has violated JR Cigar’s rights and is vigorously contesting the lawsuit. The parties have filed motions for summary judgment, which have been fully briefed and are pending before the court. A trial date has not been scheduled.

     On January 17, 2002, FindWhat.com (“FindWhat”) filed a lawsuit against the Company in the United States District Court for the Southern District of New York. The initial complaint was never served upon the Company. An amended complaint was served on the Company on January 25, 2002. The amended complaint seeks a declaratory judgment of invalidity, unenforceability and non-infringement relating to the Company’s U.S. Patent No. 6,269,361 (“the ‘361 patent), entitled “System And Method For Influencing A Position On A Search Result List Generated By A Computer Network Search Engine.” On January 25, 2002, the Company filed a complaint for patent infringement against FindWhat in the United States District Court for the Central District of California, Western Division. In this action, the Company seeks an adjudication that the ‘361 patent is enforceable, not invalid, and infringed by FindWhat. The Company also seeks a permanent injunction against FindWhat, an award of increased damages, and an award of attorney’s fees, costs and expenses. The Company has moved to dismiss FindWhat’s New York action in favor of the Company’s California action.

     On January 28, 2002, Mark Nutritionals, Inc. (“MNI”) filed a complaint against the Company in the United States District Court for the Western District of Texas. The initial complaint was never served on the Company. An amended complaint was served on the Company on February 6, 2002. The amended complaint alleges that the Company has committed acts of trademark infringement, trademark dilution, unfair competition, misappropriation and tortious interference with prospective economic advantage. MNI’s allegations are based on the Company’s allowing competitors to bid on the term “body solutions” in order to obtain priority when an Internet user searches for diet-related Websites. The Company is indemnifying and defending an affiliate, who has been named a defendant in a related action. The Company denies that it has violated MNI’s rights and will vigorously contest the lawsuit.

     On January 31, 2002, a complaint was filed against the Company as a result of its acquisition in May 2000 of AuctionRover.com, Inc., and other defendants in North Carolina Superior Court by an individual, Paul Rony, relating to alleged trade secrets concerning interaction with Internet auction Web sites. The causes of action alleged against the Company include misappropriation of trade secrets, quantum meruit, and constructive trust. The Company denies liability and will vigorously contest the lawsuit.

7. ACQUISITIONS

     Cadabra

     On January 31, 2000, Overture acquired Cadabra, an online comparison shopping service, which we called “GoTo Shopping.” Pursuant to the Agreement and Plan of Reorganization, Overture acquired all of the outstanding shares of capital stock and assumed all outstanding options to acquire shares of capital stock of Cadabra, for $8.0 million in cash and 3,283,672 shares of Overture common stock, including 214,833 shares to be issued upon the exercise of options assumed by Overture. The acquisition was accounted for as a purchase. Under the purchase method of accounting, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as determined by Overture at the date of the acquisition. The operations of Cadabra have been included in our results of operations since the date of the acquisition. The total purchase price of the acquisition was approximately $263.1 million and consisted of cash of $8.0 million; Overture common stock of $252.5 million valued at the closing price of Overture’s common stock on the date the exchange ratio was set, net of expected proceeds from the exercise of Cadabra stock options assumed by Overture; and acquisition costs of $2.6 million, primarily for investment banking, legal and accounting costs. Of the purchase price, $7.6 million was assigned to in-process research and development which was expensed immediately following the consummation of the acquisition, $6.0 million was assigned to the value of purchased technology and other intangibles and will be amortized on a straight-line basis over three years and $4.4 million was allocated to the net tangible assets. The excess purchase price over the estimated fair value of the assets acquired and liabilities assumed has been allocated to goodwill in the amount of $245.1 million and was scheduled to be amortized on a straight-line basis over three years. The projects identified as in-process research and development were those that were underway at the time of the acquisition, that required additional effort to establish technological feasibility, had no alternative future use and were expected to add features that would enhance the operating capabilities of the service. At the acquisition date, these projects were approximately 80% complete. Overture completed these projects in the third quarter of 2000, incurring additional costs of approximately $1.2 million to do so. To determine the value of in-process research and development, the expected future cash flows, including costs to reach technological feasibility, were discounted at an after-tax rate of 25%, taking into account risks related to the characteristics and applications of the technology, existing and future markets, and assessments of the life cycle stage of the technology. Overture obtained an independent appraisal to derive the purchase price allocation.

     AuctionRover

     On May 3, 2000, Overture acquired AuctionRover, an online resource for auctions, which we called “GoTo Auctions.” Pursuant to the Agreement and Plan of Reorganization, Overture acquired all of the outstanding shares of capital stock and assumed all outstanding options to acquire shares of capital stock of AuctionRover for 3,470,588 shares of Overture common stock, including 521,408 shares to be issued upon the exercise of options assumed by Overture. The acquisition was accounted for as a purchase. The operations of AuctionRover have been included in Overture’s results of operations since the date of acquisition. Based on the price of Overture common stock on the date the exchange ratio was set, the purchase price was valued at approximately $174.2 million, which consisted of Overture common stock of $173.7 million, net of expected proceeds from the exercise of stock options assumed by Overture and including acquisition costs of approximately $500,000 for legal and accounting services. The purchase price was determined by arms-length negotiations between the parties. Timothy Draper, who was a director Overture at the time of the AuctionRover acquisition, is affiliated with certain entities that were principal stockholders of AuctionRover. Of the purchase price, $6.7 million was assigned to the value of purchased technology and other intangible assets and amortized on a straight-line basis over three years and $600,000 was allocated to the net tangible assets. The excess purchase price over the estimated fair value of the assets acquired and liabilities assumed has been allocated to goodwill in the amount of $167.0 million and was scheduled to be amortized on a straight-line basis over three years. Overture assumed a line of credit with an outstanding balance of approximately $700,000, which Overture paid off in the second quarter of 2000.

     The following unaudited pro forma financial information presents the combined results of operations of Overture, Cadabra and AuctionRover as if the acquisitions had occurred as of the beginning of each period presented, after giving effect to certain adjustments, including amortization of goodwill and intangible assets, but excludes the non-recurring charge for the write-off of in-process research and development associated with the Cadabra acquisition. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had Overture, Cadabra and AuctionRover constituted a single entity during such periods (in thousands).

	Year Ended	Year Ended
	December 31, 2000	December 31, 1999

Revenue	$102,927	$27,057
Net loss	(346,773)	(171,412)
Pro forma net loss per share	(7.10)	(4.07)
Historical net loss per share	$(7.10)	$(5.33)

     During the fourth quarter of 2000 and in accordance with SFAS 121, management identified certain conditions as indicators of asset impairment related to the net assets resulting from the acquisitions of Cadabra and AuctionRover. These indicators included:

1.	The significant declines in the valuations of public companies operating in the Internet space.

2.	Management’s re-evaluation of its strategies and fit for these business lines.

3.	A significant decrease in the stock price of Overture compared to the purchase price of these acquisitions.

4.	Management’s decision to decrease its investment in these business lines.

     In accordance with SFAS 121, an impairment loss should be measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. The estimate of fair value shall consider selling prices or fair values for similar assets and the results of valuation techniques (e.g., discounted cash flows) as well as other strategic and market factors to the extent available in the circumstances. Management has estimated the fair value of the net assets acquired, based on discounted future cash flows as well as strategic and market factors, to be below the carrying values of goodwill and intangible assets. Accordingly, Overture took a charge to operations during the fourth quarter of 2000 for approximately $309.3 million, to write down these assets.

SearchUP

     On October 25, 2000, Overture acquired substantially all the assets of SearchUP, which did not have significant business operations. Pursuant to the Asset Purchase Agreement, Overture acquired SearchUP’s operational Web site, registered URLs, trademarks and patent on its URL Position Manager. The acquisition was accounted for as a purchase. The total purchase price was approximately $3.5 million and was determined by the closing price of Overture’s common stock on the purchase date. Overture allocated the purchase price to the intangible assets acquired based on their estimated fair values as determined by Overture. It is anticipated that such amounts will be amortized on a straight-line basis over three years.

8. LOSS ON CLOSURE OF GOTO SHOPPING AND DISPOSITION OF GOTO AUCTIONS

     Overture operated a consumer-shopping site, GoTo Shopping, which began operations in January 2000. On April 30, 2001, Overture closed the GoTo Shopping operations and recorded a charge for restructuring and exit costs. The net charges were approximately $1.0 million, which included approximately $201,000 of cash termination benefits associated with the involuntary termination of 21 GoTo Shopping employees. The terminations of these positions, primarily in sales and service, and product development functions, were completed by June 30, 2001. The charge, also included approximately $59,000 for non-cash termination benefits, related to the acceleration of options; approximately $256,000 for fixed asset write-downs; approximately $485,000 for the remaining lease payments on a facility lease which Overture has not been able to sub-lease; and other exit costs of approximately $1,000. These costs were included in the Loss on Closure of GoTo Shopping in the statement of operations. Cash payments were funded from operations and did not have a significant impact on Overture’s liquidity.

     Overture operated an auction service, GoTo Auctions, which began operations in May 2000. On June 29, 2001, Overture completed a management buyout of GoTo Auctions, whereby the operating management of GoTo Auctions purchased GoTo Auctions’ assets from Overture. The newly formed company is called ChannelAdvisor Corporation. Overture received a minority stake in this new corporation and as of December 31, 2001, Overture retained approximately 8% of ChannelAdvisor. ChannelAdvisor’s goal is to provide online and offline businesses with the ability to leverage online auctions as a channel of distribution. In connection with the management buyout, Overture incurred net charges for the disposition of certain assets and exit costs. The net charges were approximately $2.0 million, which included in the exit costs was approximately $280,000 of cash termination benefits associated with the involuntary termination of 31 GoTo Auction employees. The terminations of these positions, primarily in sales and service, and product development functions, were completed by June 30, 2001. The charge also included approximately $1.6 million for fixed asset write-downs and approximately $102,000 for other exit costs. These costs were included in Loss on Disposition of GoTo Auctions in the statement of operations. Cash payments were funded from operations and did not have a significantly impact on Overture’s liquidity.

9. SUBSEQUENT EVENT (UNAUDITED)

     In March 2002, Overture entered into an arrangement with Parfinco EWA, LLC and Bill Gross’ idealab! whereby Bill Gross’ idealab! assigned their lease with Parfinco to Overture for the 58,000 square feet of office space and Overture entered into an arrangement with Parfinco for an additional 29,000 square feet of office space. Overture is obligated to make lease payments on this additional office space of approximately $1.9 million commencing in March 2002 and expires at the same time as our existing 58,000 square feet of office space, in October 2004. Overture has an option to extend both leases for 5 more years beyond October 2004.

(A)(2) FINANCIAL STATEMENT SCHEDULES

     All financial statement schedules required by Item 14(A)(2) have been omitted because they are inapplicable or because the required information has been included in Item 6 and Notes to the financial statements.

(B) REPORTS ON FORM 8-K

(C) EXHIBITS

     The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission. The Company shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request

EXHIBIT
NUMBER

3.1**	Amended and Restated Certificate of Incorporation of GoTo to be in effect after the closing of the offering made under this Registration Statement.
3.2**	Amended and Restated Bylaws of GoTo to be in effect after the closing of the offering made under this Registration Statement.
4.1**	Specimen Common Stock Certificate.
10.1**	Form of Indemnification Agreement between GoTo and certain of its officers and each of its directors.
10.2**	Form of Change of Control Severance Agreement between GoTo and certain of its officers.
10.3**	1998 Stock Plan and forms of option agreements there under.
10.4**	1999 Employee Stock Purchase Plan and form of agreement there under.
10.5**	Series A Preferred Stockholders’ Rights Agreement among GoTo and certain investors.
10.6**	Amended and Restated Series B Preferred Stockholders’ Rights Agreement among GoTo and certain investors.
10.7**	Series C Preferred Stockholders’ Rights Agreement among GoTo and certain investors.
10.8**	Series D Preferred Stockholders’ Rights Agreement among GoTo and certain investors.
10.9**	Sublease Agreement dated February 1, 1999 between GoTo and Bill Gross’ idealab!
10.13**	GlobalCenter Master Service Agreement between GoTo, and GlobalCenter, Inc.
10.21*	Sublease Agreement dated December 14, 1999 between GoTo and Bill Gross’ idealab!
10.22*	idealab! Stockholder Agreement dated March 3, 2000 between GoTo and Bill Gross’ idealab!
10.23	Form of Change of Control Severance Agreement between Overture and Jaynie Studenmund, effective January 16, 2001.
23.1	Consent from Ernst & Young LLP.
24.1**	Power of Attorney.

*	Previously filed as an Exhibit to the Form 10-K filed on March 16, 2000 and incorporated by reference herein.

**	Previously filed as an Exhibit to the Registrant’s Registration Statement in Form S-1 (Commission File No. 333-76415) and incorporated by reference herein.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 7, 2002.

Overture Services, Inc.

By:	/s/ TED MEISEL

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

SIGNATURE	TITLE	DATE

/s/ TED MEISEL (Ted Meisel)	President, Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2002

/s/ TODD TAPPIN (Todd Tappin)	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 7, 2002

/s/ ROBERT M. KAVNER (Robert M. Kavner)	Chairman of the Board	March 7, 2002

/s/ JEFFREY S. BREWER (Jeffrey S. Brewer)	Director	March 7, 2002

/s/ WILLIAM GROSS (William Gross)	Director	March 7, 2002

/s/ LINDA FAYNE LEVINSON (Linda Fayne Levinson)	Director	March 7, 2002

/s/ WILLIAM ELKUS (William Elkus)	Director	March 7, 2002

/s/ STEVE ALESIO (Steve Alesio)	Director	March 7, 2002