Form 10-Q
period 2002-03-31
OVERTURE SERVICES INC
filed 2002-05-15
CIK 1060439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

Commission File Number 000-26365

OVERTURE SERVICES, INC.

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

Yes [X] No [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 58,358,157 shares of Common Stock, $0.0001 par value, as of March 31, 2002.

OVERTURE SERVICES, INC.

		PAGE NO.

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001	3
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001	4
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risks	26
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 6.	Exhibits and Reports on Form 8-K	27

PART I    FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OVERTURE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amount)

	March 31,	December 31,
	2002	2001

	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$88,595	$61,974
Short-term investments	97,179	71,837
Accounts receivable, net	15,882	10,973
Prepaid expenses and other	7,802	1,920
Prepaid traffic acquisition expense	9,261	8,590

Total current assets	218,719	155,294
Property and equipment, net	35,643	27,966
Intangible assets, net	1,750	2,042
Restricted investments	—	5,744
Long-term investments	40,533	36,476
Long-term prepaid traffic acquisition expenses and other assets	3,565	4,405

Total assets	$300,210	$231,927

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$59,524	$38,111
Accrued expenses	6,153	5,271
Deferred revenue	11,202	8,949
Current portion of capital lease obligations	18	89

Total current liabilities	76,897	52,420
Other long-term liabilities	—	64
STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value, 200,000 shares authorized as of March 31, 2002 and December 31, 2001; shares issued and outstanding— 58,358 and 57,616 as of March 31, 2002 and December 31, 2001, respectively	6	6
Additional paid-in capital	677,129	662,039
Deferred compensation, net	(632)	(763)
Accumulated deficit	(452,573)	(481,863)
Accumulated other comprehensive income (loss)	(617)	24

Total stockholders’ equity	223,313	179,443

Total liabilities and stockholders’ equity	$300,210	$231,927

The accompanying notes are an integral part of the consolidated financial statements.

OVERTURE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts; unaudited)

	Three Months Ended
	March 31,

	2002	2001

Revenue	$142,845	$51,959
Operating expenses:
Search serving	5,993	4,713
Traffic acquisition	77,003	34,681
Marketing, sales and service	11,429	6,894
General and administrative	16,307	9,065
Product development	4,367	3,699
Amortization of deferred compensation and intangible assets	423	553

	115,522	59,605

Income (loss) from operations	27,323	(7,646)
Other income:
Interest income, net	1,249	955
Other income, net	718	(8)

Income (loss) before income taxes	29,290	(6,699)
Provision for income taxes	—	—

Net income (loss)	$29,290	$(6,699)

Basic net income (loss) per share	$0.51	$(0.13)

Diluted net income (loss) per share	$0.48	$(0.13)

Weighted average shares used to compute basic net income (loss) per share	57,422	50,217
Weighted average shares used to compute diluted net income (loss) per share	60,510	50,217

The accompanying notes are an integral part of these condensed consolidated financial statements.

OVERTURE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands; unaudited)

	Three Months Ended
	March 31,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$29,290	$(6,699)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Tax benefits from stock options	5,732	—
Loss from sale of property and equipment	468	—
Accretion of discounts from the purchase of short-term and long-term investments	267	(185)
Depreciation and amortization	4,442	3,735
Changes in operating assets and liabilities:
Accounts receivable	(4,909)	(1,125)
Prepaid expenses and other	(5,882)	(11)
Prepaid traffic acquisition expense	289	3,138
Accounts payable and accrued expenses	22,231	5,881
Deferred revenues	2,253	1,717

Net cash provided by operating activities	54,181	6,451
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term and long-term investments, net	(24,484)	(2,437)
Capital expenditures for property and equipment, and other assets	(12,284)	(9,008)

Net cash used in investing activities	(36,768)	(11,445)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	9,358	744
Repayments under lease line	(71)	(193)

Net cash provided by financing activities	9,287	551
Effect of exchange rate changes on cash and cash equivalents	(79)	116
Net increase (decrease) in cash and cash equivalents	26,621	(4,327)
Cash and cash equivalents at beginning of period	61,974	12,986

Cash and cash equivalents at end of period	$88,595	$8,659

The accompanying notes are an integral part of these condensed consolidated financial statements.

OVERTURE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY, BASIS OF PRESENTATION

     Overture Services, Inc. (the Company or Overture) is the leader in Pay-For-Performance search on the Internet. We introduce consumers and businesses that search the Internet to advertisers who bid for placement in our search results, which are ranked by the advertisers’ bid price. Advertisers pay us when consumers and businesses click through to the advertisers’ search listings, so we refer to our service as Pay-For-Performance search. We provide consumers and businesses with relevant search results by charging advertisers for each paid introduction, or clickthrough, and by requiring advertisers to bid only on keywords that are relevant to their offering. We distribute our search results to consumers and businesses through our affiliates, a network of portals, Web browsers, Internet service providers and other Web properties, as well as through our own Web site. We believe our service offers advertisers a highly targeted, controllable and cost-effective marketing solution and provides affiliates with incremental revenue and a relevant search service.

     The Company was incorporated on September 15, 1997 in the state of Delaware and officially launched its services on June 1, 1998. On October 8, 2001, GoTo.com, Inc. changed its corporate name from GoTo.com, Inc. to Overture Services, Inc. and changed its Nasdaq Stock Market trading symbol to “OVER.” The Company operates in one reportable business segment.

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

     These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

2. COMPREHENSIVE INCOME (LOSS)

     The Company accounts for comprehensive income (loss) using Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130). SFAS 130 establishes standards for reporting comprehensive income (loss) and its components in financial statements. Comprehensive income (loss), as defined therein, refers to revenues, expenses, gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders’ equity. The differences between total comprehensive income (loss) and net income (loss) for the three months ended March 31, 2002 and March 31, 2001 were approximately $(617,000) and $24,000, respectively.

3. EARNINGS (LOSS) PER SHARE COMPUTATION

     Shares used in computing basic and diluted net income (loss) per share are based on the weighted average shares outstanding in each period. Basic net income (loss) per share is calculated by dividing net income (loss) by the average number of outstanding shares during the period. Diluted net income (loss) per share is calculated by adjusting the average number of outstanding shares assuming conversion of all potentially dilutive stock options and unvested stock under the treasury stock method. For the three months ended March 31, 2001, potentially dilutive stock options and unvested stock were excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive.

     Options to purchase approximately 7.9 million and 6.2 million shares of common stock were outstanding as of March 31, 2002 and 2001, respectively. In addition, as of March 31, 2002, there were approximately 374,000 shares of unvested common stock outstanding, which are subject to repurchase by Overture.

4. INCOME TAXES

     Overture generated taxable income during the three months ended March 31, 2002, however a tax provision was not recorded due to the benefit resulting from expected future utilization of deferred taxes and corresponding release of the related valuation allowance. The primary basis for this release was the expectation of future income from our ordinary and recurring operations resulting in the assessment that utilization of available tax deductions was more likely than not. Because the utilization of certain of these other deferred tax assets relates to future years, the release is considered a discrete event and the tax benefits are required to be recorded in the quarter during which the valuation allowance is released. Further, The Job Creation and Worker Assistance Act of 2002, which was signed by President Bush on March 9, 2002, temporarily suspends the limitation imposed regarding the use of net operating losses for purposes of the alternative minimum tax for tax years ending in 2001 and 2002. Consequently, the 2001 federal provision relating to the alternative minimum tax was reversed as a discrete item during the three months ended March 31, 2002.

     We have deductions, other than those discussed above, which resulted from the exercise of certain stock options or sale of certain related stock by employees. Because no book charge is recorded upon the generation of these deductions, the corresponding tax benefits are recorded directly to stockholders’ equity. However, these deductions will offset taxable income, to the extent available, upon filing the company’s corporate income tax returns resulting in a cash benefit.

     The following is a reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate:

	March 31,

	2002	2001

Statutory federal rate	35%	(35)%
State income taxes (net of federal benefit)	—	—
Valuation allowance	(31)	35
Effect of tax law change	(2)	—
Non-deductible expense and other	(2)	—

	—%	—%

     The provision for income taxes is composed of the following (in thousands):

	March 31,

	2002	2001

Current:
Federal	$5,220	$—
State	560	—
Foreign	—	—

Total current	5,780	—

Deferred:
Federal	(4,800)	—
State	(550)	—
Foreign	(430)	—

Total deferred	(5,780)	—

	$—	$—

5. LITIGATION

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

     On June 19, 2001, InternetFuel.com, Inc. filed a complaint against Overture in the Superior Court of the State of California for the County of Los Angeles. The complaint alleges that Overture wrongfully terminated an agreement pursuant to which InternetFuel participated in Overture’s affiliate program. The complaint also alleges libel for messages allegedly placed by Overture on an Internet forum, and it contains claims of unfair business practices. The complaint seeks, among other remedies, monetary damages for the value of the terminated agreement and for alleged harm to InternetFuel’s reputation, punitive and exemplary relief and an injunction against alleged unfair business practices. In December 2001, Overture successfully moved the court to transfer the case to arbitration. The parties have selected an arbitrator and are in the initial phase of the arbitration process. Overture believes that it has meritorious defenses to the allegations and intends to contest the allegations vigorously.

     On July 12, 2001, the first of several purported securities class action lawsuits was filed in the United States District Court, Southern District of New York against certain underwriters involved in Overture’s initial public offering, Overture, and certain of Overture’s current and former officers and directors. The Court consolidated the cases against Overture into case number 01 Civ. 6339. Plaintiffs allege, among other things, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 involving undisclosed compensation to the underwriters, and improper practices by the underwriters and seek unspecified damages. Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin of the United States District Court for the Southern District of New York. Judge Scheindlin has ordered that the time for all defendants to respond to any complaint be postponed until further order of the Court. Thus, Overture has not been required to answer the complaint, and no discovery has been served. Overture denies the allegations against it, believes that it has meritorious defenses to the complaint, and intends to contest the allegations vigorously.

     On January 25, 2002, the Company filed a complaint for patent infringement against FindWhat.com (“FindWhat”) in the United States Federal Court in Los Angeles. The lawsuit charges FindWhat with infringement of the Company’s U.S. Patent No. 6,269,361 (“the ‘361 patent”), entitled “System And Method For Influencing A Position On A Search Result List Generated By A Computer Network Search Engine.” The ‘361 patent protects various features and innovations relating to bid-for-placement products and Overture’s Pay-For-Performance search technologies including our DirecTraffic Center account management system and tools. The Company also seeks a permanent injunction against FindWhat, an award of increased damages, and an award of attorney’s fees, costs and expenses. Also on January 25, 2002, FindWhat served the Company with an amended complaint filed in Federal Court in New York for declaratory judgment of invalidity, unenforceability and non-infringement relating to the Company’s ‘361 patent. (The original complaint was never served on the Company). The Company has moved to dismiss FindWhat’s New York action in favor of the Company’s California action.

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

     On April 23, 2002, PlasmaNet, Inc. filed a complaint against the Company in the United States District Court for the Southern District of New York. The complaint alleges that the Company has committed acts of trademark infringement, trademark dilution, unfair competition, misappropriation and tortious interference with prospective economic advantage. PlasmaNet’s allegations are based on the Company allowing competitors to bid on the term “freelotto” in order to obtain priority when an Internet user searches for free lotto related Web sites. The Company denies that it has violated PlasmaNet’s rights and will vigorously contest the lawsuit.

     On April 23rd, 2002, Overture filed a patent infringement lawsuit against Google Inc. in the United States Federal Court in Northern California. The lawsuit charges Google with willful infringement of Overture’s U.S. Patent No. 6,269,361. Google’s response to the Complaint is due on June 7, 2002.

6. RELATED PARTY TRANSACTIONS

     In January 2000, Overture entered into an arrangement to lease approximately 58,000 square feet of office space from Idealab. Overture is obligated to make total lease payments of approximately $7.1 million commencing on January 15, 2000 and terminating on October 31, 2004. In March 2002, Overture entered into an arrangement with Parfinco EWA, LLC and Idealab whereby Idealab assigned their lease with Parfinco to Overture for the 58,000 square feet of office space and Overture entered into an arrangement with Parfinco for an additional 29,000 square feet of office space. Overture is obligated to make lease payments on this additional office space of approximately $1.9 million commencing in March 2002 and expiring at the same time as our existing 58,000 square feet of office space, in October 2004. Overture has an option to extend both leases for 5 more years beyond October 2004. Total payments for the lease to Idealab were approximately $422,000 and $528,000 for the three months ended March 31, 2002 and 2001, respectively. Management believes these amounts were materially representative of the fair value of the lease.

     During the three months ended March 31, 2002 and 2001, Overture recorded approximately $273,000 and $54,000, respectively, of search listing advertising revenue from Idealab, which with its affiliate, idealab! Holdings, L.L.C., is a significant stockholder of Overture. Management believes these amounts are materially representative of the fair value of advertising services provided.

7. AFFILIATE COMMITMENTS

     The Company is obligated to make guaranteed payments totaling approximately $125.0 million, $135.0 million, $141.3 million and $7.4 million for the remainder of 2002, 2003, 2004 and 2005, respectively, under contracts to provide search services to its affiliates, which includes our extended agreement with Yahoo signed in April 2002 (see Note 9). Some of these guaranteed payments are subject to change based on the affiliate or Overture meeting certain performance metrics.

8. SHAREHOLDERS’ RIGHTS PLAN

     On March 8, 2002, the Board of Directors of Overture Services, Inc., declared a dividend of one preferred share purchase right for each outstanding share of common stock, par value $0.0001 per share. Each right entitles the holder to purchase one unit consisting of one one-thousandth of a share of our Series A Junior Participating Preferred Stock for $200 per unit. Under certain circumstances, if a person or group acquires 15% or more of our outstanding common stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the $200 exercise price, shares of our common stock or of any company into which we are merged having a value of $400. The rights expire on March 29, 2012 unless extended by our Board of Directors. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our Board of Directors, our rights plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our Board of Directors regarding such acquisition.

9. SUBSEQUENT EVENTS

     On April 25, 2002, the Company and Yahoo extended their relationship with a three-year agreement to distribute Overture’s search listings through Yahoo’s Sponsor Matches.

     On May 1, 2002, our U.S. search distribution relationship with America Online ended, including AOL, AOL.com, CompuServe and Netscape Premier Provider (which is scheduled to phase out by August).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     IN ADDITION TO HISTORICAL INFORMATION, THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS RELATED TO THE EXPECTED GROWTH OF OUR AFFILIATE PROGRAM, THE AMOUNT OF TRAFFIC THAT WILL BE DIRECTED TO US FROM OUR AFFILIATES IN THE FUTURE, THE TIMING AND AMOUNT OF ANY INCREASE IN OUR AVERAGE PRICE PER PAID INTRODUCTION, CONTINUED PROFITABILITY, THE TIMING AND AMOUNT OF OUR NUMBER OF PAID INTRODUCTIONS, THE AMOUNT OF FUTURE ADVERTISER SPENDING WITH OVERTURE, FLUCTUATION IN THE PRICE OF OUR COMMON STOCK, CHANGES IN OUR QUARTER-TO-QUARTER FINANCIAL RESULTS AND FUTURE COMPETITION. WE USE WORDS SUCH AS “ANTICIPATES, “BELIEVES,” “PLANS,” “EXPECTS,” “FUTURE,” “INTENDS” AND SIMILAR EXPRESSION TO IDENTIFY THESE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, AS WELL AS ASSUMPTIONS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE REFLECTED IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE ACTUAL RESULTS TO DIFFER INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTIONS ENTITLED “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” AND “RISKS THAT COULD AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.” READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT MANAGEMENT’S OPINIONS ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO REVISE OR PUBLICLY RELEASE THE RESULTS OF ANY REVISION TO THESE FORWARD-LOOKING STATEMENTS.

OVERVIEW

     Overture is the leader in Pay-For-Performance search on the Internet. We introduce consumers and businesses that search the Internet to advertisers who bid for placement in our search results, which are ranked by the advertisers’ bid price. Advertisers pay us when consumers and businesses click through to the advertisers’ search listings, so we refer to our service as Pay-For-Performance search. We provide consumers and businesses with relevant search results by charging advertisers for each paid introduction, or clickthrough, and by requiring advertisers to bid only on keywords that are relevant to their offering. We distribute our search results to consumers and businesses through our affiliates, a network of portals, Web browsers, Internet service providers and other Web properties, as well as through our own Web site. We believe our service offers advertisers a highly targeted, controllable and cost-effective marketing solution and provides affiliates with incremental revenue and a relevant search service.

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

     A significant component of our expenses consist of costs incurred to attract consumers and businesses to our service through our affiliate network. We expect to continue to rely upon these sources for the majority of searches conducted on our service. Our future success is dependent upon increasing the revenue we derive from this traffic. A significant portion of the Company’s traffic is and has been generated from a small number of the Company’s larger affiliates. If we are not successful in renewing any of these agreements, or if they are renewed, but on less favorable terms, it could harm our business and revenue.

International Expansion

     We launched our service in the United Kingdom in November 2000 and launched our German-speaking search service in February 2002. We plan to launch our service in France in the second half of 2002 and continue to explore our approach to entering the Japanese market. We expect our international expansion will require continued investment to build internal infrastructure and grow our advertiser and affiliate bases overseas.

RESULTS OF OPERATIONS

     Revenue. Revenue is generated primarily through paid introductions, that is, Overture generates revenue when a user clicks on an advertiser’s listings after an advertiser has bid for priority placement in search results by making a payment based on this clickthrough. Revenue is recognized when earned based on click-through activity to the extent that the advertiser has deposited sufficient funds with us or collection is probable. Revenue also consists of banner advertising, and our Full Serve and Full Serve Advantage programs, whereby the Company charges a service fee for listing services. Banner advertising, Full Serve and Full Serve Advantage constitute less than 1% and 2% of our revenue for the three months ended March 31, 2002 and 2001, respectively. Banner advertisement revenue is recognized when earned under the terms of the contractual arrangement with the advertiser or advertising agency, provided that collection is probable. Full Serve and Full Serve Advantage revenue is recognized when Overture has provided all of the services under the terms of the arrangement. Overture has no barter transactions. Revenue was approximately $142.8 million for the three months ended March 31, 2002 compared to approximately $52.0 million for the three months ended March 31, 2001. The increase was the result of continued growth of our marketplace and the corresponding participants, our affiliates and advertisers. We do not anticipate our historical revenue growth rate to continue as a percentage of growth as expressed on a quarter-to-quarter basis.

     The number of worldwide paid introductions for each of the last nine fiscal quarters is as follows:

NUMBER OF PAID INTRODUCTIONS	FOR THE QUARTER ENDED

587 million	March 31, 2002
442 million	December 31, 2001
338 million	September 30, 2001
327 million	June 30, 2001
318 million	March 31, 2001
228 million	December 31, 2000
114 million	September 30, 2000
93 million	June 30, 2000
88 million	March 31, 2000

     The average price per paid introduction results from advertisers’ online bidding for priority placement in the search results. The worldwide average price per paid introduction for each of the last nine fiscal quarters is as follows:

AVERAGE PRICE PER PAID INTRODUCTION	FOR THE QUARTER ENDED

$0.24	March 31, 2002
0.23	December 31, 2001
0.21	September 30, 2001
0.19	June 30,2001
0.16	March 31, 2001
0.17	December 31, 2000
0.21	September 30, 2000
0.21	June 30, 2000
0.19	March 31, 2000

     We believe the increase in the worldwide number of paid introductions from December 31, 2001 to March 31, 2002 was primarily due to the addition of our new large affiliate partner, MSN, and a full quarter of Yahoo. During the quarter ended March 31, 2002, approximately 50% of Overture’s total traffic came from portals, including Alta Vista, AOL, Excite.com, go.com, iWon, MSN, Terra Lycos and Yahoo; approximately 20% of the total traffic came from the browsers, including Microsoft Internet Explorer and Netscape; and approximately 30% of the total traffic came from other affiliates including Ask Jeeves, InfoSpace (including MetaCrawler and Dogpile) and our Web site. On May 1, 2002, our U.S. search distribution relationship with America Online ended; the America Online relationship included AOL, AOL.com, CompuServe and Netscape Premier Provider (which is scheduled to phase out by August). If we do not renew our affiliate agreements or replace traffic lost from terminated affiliate agreements with other sources and grow our advertising base, our revenue may be materially, adversely affected. We believe that the worldwide average price per paid introduction increased as a result of advertisers increasing their budgets with Overture, as the average spend per advertiser in the three months ended March 31, 2002 rose by 28% over the previous three months and by 31% in the three months ended December 31, 2001 compared to the three months ended September 30, 2001. We believe the quarterly number of paid introductions and average price per paid introduction listed above are not necessarily indicative of future results. It is difficult to forecast the future growth of the average price per paid introduction, as advertisers, rather than Overture, determine the price paid. We cannot assure you that the average price per click will continue to increase and if it does increase, at what rate, or that it will not decrease from historical levels. Our growth rate and results depend on our ability to continue to increase the number of advertisers who use our service, the amount our advertisers spend on our service and the number of consumers who use our service. Traffic from affiliates varies as we enter into new agreements and existing agreements are renewed or expire. We anticipate these variables to fluctuate, affecting our growth rate and results.

     Search Serving. Search serving costs consist primarily of costs associated with serving our search results, maintaining our Web site and fees paid to outside service providers that provide and manage our unpaid listings. Costs associated with serving our search results and maintaining our Web site include depreciation of Web site equipment, co-location charges for our Web site equipment bandwidth, software license fees and salaries of related personnel. Search serving costs were approximately $6.0 million for the three months ended March 31, 2002 compared to approximately $4.7 million for the three months ended March 31, 2001. The increase was primarily due to the increased database and hardware capacity requirements as a result of an increase in our affiliate base and corresponding number of searches, an increase in the number of personnel required to support our services and increased fees paid to outside service providers. We are in the process of implementing a comprehensive disaster recovery plan, which will involve implementing fully redundant systems for our services at an alternative site. We expect the implementation of the redundant systems to be completed in the second quarter of 2002. We anticipate search serving costs to continue to increase primarily due to the additional depreciation from these systems.

     Traffic Acquisition. Traffic acquisition costs relate to payments made to our affiliates that have integrated the Overture search service into their sites or that direct consumer and business traffic to the Overture Web site. There are generally three ways that economic terms of affiliate agreements are structured, 1) fixed payments based on a guaranteed minimum amount of traffic delivered, 2) variable payments based on a percentage of our revenue or based on a certain metric, such as number of searches or paid clicks, or 3) a combination of the above. Traffic acquisition costs were approximately $77.0 million for the three months ended March 31, 2002 compared to approximately $34.7 million for the three months ended March 31, 2001. The increase was due to increased distribution of our search service.

     As we open new territories internationally, traffic acquisition costs could be disproportionately higher in the early stages of that territory’s development as revenue increase over time. Therefore, the rate of growth and pace of expansion may also cause traffic acquisition costs expressed as a percentage of revenue to be higher relative to the U.S. market. Because Overture has only recently entered into overseas markets, we expect traffic acquisition costs as a percentage of revenue to initially be higher in those markets as we expand overseas.

     The following are Overture’s current significant affiliate agreements:

Affiliate	Commencement	Expiration Date

AltaVista	November 2000	May 2002
Microsoft Panel	July 2001	June 2002
Netscape Premier Provider	July 2001	August 2002
Freeserve (UK)	November 2000	November 2002
Infoseek (go.com)	March 2002	March 2003
Ask Jeeves	July 2001	July 2003
Terra Lycos	November 2000	November 2003
msn.com	February 2002	December 2003

Affiliate	Commencement	Expiration Date

InfoSpace	November 2001	February 2004
United Online	March 2002	March 2004
T-Online	February 2002	May 2004
AOL Europe (UK, Germany and France)	January 2002	March 2005
Yahoo	May 2002	April 2005

     We do not anticipate the renewal of our agreement with Netscape Premier Provider past its expiration date.

     The amount of traffic from each of our affiliates has varied, and we expect it will continue to vary, from quarter to quarter, sometimes significantly, and in any single quarter we have been and could continue to be significantly dependent on traffic from a single or limited number of portal or browser affiliates. Certain of Overture’s affiliate agreements do not require the affiliate to display Overture’s search results and may allow the affiliate to stop displaying Overture’s search results after a short notice period. If we are unable to replace traffic from any portal or browser affiliate after expiration of our contract with it or if an affiliate upon which we depend stops displaying Overture’s search results, it would seriously harm our business, financial condition and results of operations, particularly if we are significantly dependent on that affiliate at the time. Overture’s agreements with its affiliates vary in initial duration from three months to three years, and depending on the agreement, may be terminable upon the occurrence of certain events, including for our failure to meet certain service levels, for general breaches of agreement terms, for changes in control or in some instances, at will. If any of these termination events occur, the related agreement could terminate earlier then the expiration date, and/or we may incur additional obligations. We may not be successful in renewing any of these agreements, or if they are renewed, any new agreement may not be on as favorable terms. We may not be successful in entering into distribution agreements with new affiliates on commercially acceptable terms. In addition, several of these affiliates may be considered potential competitors. Our affiliate agreements provide varying levels of discretion to the affiliate in the implementation of our service. As a result, changes in the implementation of our search results by these affiliates, over which we may have little or no control, may impact our revenues and profitability.

     Traffic acquisition costs as a percentage of revenue were approximately 54% and 67% for the three months ended March 31, 2002 and 2001, respectively. The decrease was primarily due to better margins on new or renegotiated agreements, and in cases where traffic acquisition costs were fixed and payments were guaranteed, revenue increases, which were proportionately more than the respective traffic acquisition costs, resulted in better margins. Expressed as a percentage of revenue, we expect traffic acquisition costs to be slightly higher in the upcoming quarters. We are obligated to make guaranteed payments to affiliates, including Yahoo, in the future, as described below in “Liquidity and Capital Resources.”

     Marketing, Sales and Service. Marketing, sales and service expenses consist primarily of payroll and related expenses for personnel engaged in marketing, customer service and sales functions; advertising and promotional expenditures; and cost of systems used to sell and serve advertisers. Marketing, sales and service expenses were approximately $11.4 million for the three months ended March 31, 2002 compared to approximately $6.9 million for the three months ended March 31, 2001. The increase was primarily the result of increased costs associated with advertiser development and an increase in payroll for customer service and sales functions. We expect marketing, sales and service expenses to be relatively flat for the remainder of 2002.

     General and Administrative. General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel; facilities; professional services, including legal; and insurance and other general corporate expenses. General and administrative expenses were approximately $16.3 million for the three months ended March 31, 2002 compared to approximately $9.1 million for the three months ended March 31, 2001. The increase was primarily the result of costs for outside services associated with our strategic investment in product quality, increased credit card processing fees from prepaid accounts resulting from increased revenue, and international expansion. We expect general and administrative expenses to be relatively flat for the remainder of 2002.

     Product Development. Product development expenses consist primarily of payroll and related expenses for personnel responsible for development of features and functionality for our service, as well as costs incurred in the preliminary project and post-implementation stage of computer software developed for internal use. Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1) requires that costs incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. Product development expenses were approximately $4.4 million for the three months ended March 31, 2002 compared to approximately $3.7 million for the three months ended March 31, 2001. The increase was primarily the result of our international expansion and investment in product quality. We expect product development expenses to increase throughout the remainder of 2002 due to continuing international expansion and investment in product quality.

     Interest Income, Net. Interest income consists primarily of earnings on our cash, cash equivalents and short-term and long-term investments, net of interest expense attributable to leased equipment. Interest income was approximately $1.2 million for the three months ended March 31, 2002 compared to approximately $1.0 million for the three months ended March 31, 2001. The increase was primarily due to earnings from additional cash proceeds from our follow-on offering of approximately $58.2 million received in July 2001 and cash generated from operations partially offset by lower interest rates and lower returns from our investments in treasury securities and commercial paper.

     Other Income, Net. Other income, net of approximately $718,000 for the three months ended March 31, 2002 consisted primarily of proceeds from a settlement with MTI Technology Corp.

     Provision For Income Taxes. Overture generated taxable income during the three months ended March 31, 2002, however a tax provision was not recorded due to the benefit resulting from expected future utilization of deferred taxes and corresponding release of the related valuation allowance. The primary basis for this release was the expectation of future income from our ordinary and recurring operations resulting in the assessment that utilization of available tax deductions was more likely than not. Because the utilization of certain of these other deferred tax assets relates to future years, the release is considered a discrete event and the tax benefits are required to be recorded in the quarter during which the valuation allowance is released. Further, The Job Creation and Worker Assistance Act of 2002, which was signed by President Bush on March 9, 2002, temporarily suspends the limitation imposed regarding the use of net operating losses for purposes of the alternative minimum tax for tax years ending in 2001 and 2002. Consequently, the 2001 federal provision relating to the alternative minimum tax was reversed as a discrete item during the three months ended March 31, 2002.

     We expect to have an income tax provision for the remainder of 2002. We expect this provision to be lower than statutory rates due to the expected utilization of net operating losses and other deferred tax assets previously not benefited.

     We have deductions, other than those discussed above, which resulted from the exercise of certain stock options or sale of certain related stock by employees. Because no book charge is recorded upon the generation of these deductions, the corresponding tax benefits are recorded directly to stockholders’ equity. However, these deductions will offset taxable income, to the extent available, upon filing the company’s corporate income tax returns resulting in a cash benefit.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities totaled approximately $54.2 million and net cash used in operating activities totaled approximately $6.5 million for the three months ended March 31, 2002 and 2001, respectively. The change was due primarily to operating income and increased accounts payable and accrued expenses during the three months ended March 31, 2002. Net cash used in investing activities totaled approximately $36.8 million and $11.4 million for the three months ended March 31, 2002 and 2001, respectively. The change resulted primarily from the investment of cash generated by operating activities in short-term and long-term investments and increased capital spending in the three months ended March 31, 2002. Net cash provided by financing activities totaled approximately $9.3 million and $551,000 for the three months ended March 31, 2002 and 2001, respectively. The increase was due primarily to proceeds from the exercise of stock options and issuance of employee stock purchase plan shares during the three months ended March 31, 2002.

     Our principal sources of liquidity consisted of cash, cash equivalents, short-term investments and long-term investments of approximately $226.3 million as of March 31, 2002 and approximately $170.3 million as of December 31, 2001. We believe that our cash and liquid investment reserves are sufficient to sustain operations through the foreseeable future. The Company is obligated to make guaranteed payments totaling approximately $125.0 million, $135.0 million, $141.3 million and $7.4 million for the remainder of 2002, 2003, 2004 and 2005, respectively, under contracts to provide search services to its affiliates, which includes our extended agreement with Yahoo signed in April 2002 (see Note 9). Some of these guaranteed payments are subject to change based on the affiliate or Overture meeting certain performance metrics. In April 2002, the Company and Yahoo extended their relationship with a three-year agreement to distribute Overture’s search listings through Yahoo’s Sponsor Matches. The Company leases office space under operating lease agreements expiring in October 2004. In March 2002, Overture entered into an arrangement with Parfinco EWA, LLC and Idealab whereby Idealab assigned their lease with Parfinco to Overture for the existing 58,000 square feet of office space in Pasadena, California and Overture entered into an arrangement with Parfinco for an additional 29,000 square feet of office space in Pasadena, California. The additional office space lease expires at the same time as our existing 58,000 square feet of office space, in October 2004. As of March 31, 2002, Overture is obligated to make total remaining office lease payments of approximately $6.0 million.

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

     Note 1 to the Notes of the Consolidated Financial Statements of our 2001 Form 10-K describes our significant accounting policies. We believe the following accounting policies are more subject to management’s estimates and judgments.

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

     Income Tax

     As of December 31, 2001, the Company had net operating loss (“NOL”) carryforwards of approximately $76.1 million and $54.7 million available to reduce future federal and state taxable income, respectively. A portion of these NOLs is attributable to employee stock option deductions (“stock option NOLs”), the benefit from which will be allocated to additional paid in capital, if and when subsequently realized. The tax benefits associated with the remaining portion of the NOLs not attributable to stock option deductions (“regular NOLs”) will be recorded against the provision for income taxes, if and when subsequently realized.

     These NOLs (both regular and stock option) constitute a deferred tax asset. Financial Accounting Statement Standard No. 109, “Accounting for Income Taxes” (SFAS 109) requires that a valuation allowance be set up to reduce a deferred tax asset to the extent it is more likely than not that the related tax benefits will not be realized. At December 31, 2001, due to the uncertainty regarding if and when these NOLs would be utilized, a full valuation allowance was set up against the related deferred tax asset.

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

     Currently, we believe that our income in recent quarters and available tax planning strategies indicate that it is more likely than not that our deferred tax assets will be realized. Therefore, we have determined that a valuation allowance to reduce the deferred tax asset associated with the regular and stock option NOLs, as well as the valuation allowance associated with other deferred tax assets should not be maintained. If we do not continue to generate taxable income throughout the remainder of 2002, this would be negative evidence that could require us to re-evaluate this position.

     In calculating our provision for income taxes for the three months ended March 31, 2002, we considered the release of the valuation allowance attributable to the regular NOLs in calculating our annual estimated tax rate in accordance with Accounting Principles Board (“APB”) 28 and other deferred tax assets recorded as discrete items during the three months ended March 31, 2002. In subsequent quarters, to the extent our position changes with respect to releasing the valuation allowance attributable to the regular NOLs as well as other deferred tax assets, this could have an impact on the effective tax rate for the current year as well as the provision or benefit recorded in a subsequent quarter.

     Affiliate Prepayments and Commitments

     The Company’s agreements with some of its affiliates may include prepayments or commitments for future minimum payments to these affiliates. The recoverability of prepayments and profitability related to future minimum payments and commitments are subject to the judgment of management. Periodically, the Company assesses affiliate prepayments and commitments on a per agreement basis, considering historical margins, price per click and other financial trends, the development stage of the market, and any other relevant factors to determine realizability. Negative results from these assessments could result in additional one-time charges to traffic acquisition expense resulting from the impairment write-down of prepayments or accrual of losses.

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

     We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is likely that, in some future quarter, our operating results may be below historical levels, and/or the expectations of public market analysts and investors and, as a result of these or other factors, the price of our common stock may fall and/or significantly fluctuate. The price of our common stock may decline or may be extremely volatile. Since our initial public offering in June 1999, the per share trading price of our common stock has ranged from an intra-day high of $114.50 on November 15, 1999 to an intra-day low of $4.81 on December 21, 2000. Our operating results have varied widely in the past, and we expect that they will continue to vary widely from quarter to quarter due to a number of factors, including:

•	demand for our services by advertisers, consumers and businesses, including the number of searches performed by consumers and businesses and the rate at which they click through to paid search results;

•	prices paid by advertisers using the Overture services, which are not determined by Overture;

•	decrease in traffic from our affiliates for any reason, including loss of our agreements with affiliates or demand for the services of affiliates;

•	our costs of attracting consumers and businesses to use Overture’s services, including costs of exposure on affiliate Web sites;

•	costs related to agreements with affiliates;

• ability to protect our business model from competitors;

•	the percentage of Overture’s search listings that are bidded listings;

•	our ability to maintain and grow our affiliate program including amendments, extensions or new affiliate agreements;

•	implementation of our search results by our affiliates, over which we may have limited or no control;

•	seasonal fluctuations in the use of our service, typical of our industry, in which online traffic has typically been lower in the second and third quarters of the calendar year;

•	the amount and timing of operating costs and capital expenditures relating to expansion of our operations;

•	costs and delays in introducing any new Overture services and improvements to existing services;

•	our ability to successfully introduce new products or services;

•	changes in the growth rate of Internet usage and acceptance by consumers of e-commerce;

•	technical difficulties, system failures, system security breaches, or Internet downtime;

•	government regulations related to the Internet;

•	our ability to upgrade and develop our information technology systems and infrastructure;

•	costs related to any acquisitions or dispositions of technologies or businesses;

•	general economic conditions, as well as those specific to the Internet and related industries; and

•	ability to expand and compete internationally.

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

WE DEPEND ON A LIMITED NUMBER OF SOURCES TO DIRECT CONSUMERS AND BUSINESSES TO OUR SERVICE TO CONDUCT SEARCHES

     The consumers and businesses who conduct searches on our service come primarily from a limited number of sources. Our sources for consumers and businesses conducting searches are members of our affiliate network, including portals such as Alta Vista, Excite.com, go.com, iWon, MSN, Terra Lycos and Yahoo; providers of Internet browsers such as Microsoft Internet Explorer and Netscape’s browser product; aggregators of search offerings of various providers including Ask Jeeves, InfoSpace (including MetaCrawler and Dogpile) and from Overture’s Web site. In any given month, we typically depend upon one or a few of these sources for a significant amount of traffic and searches conducted on our service. Revenue is generated from clickthroughs that users make on advertisers’ listings and, generally, the more traffic from any given source, the greater number of clickthroughs we will generate. Of

Overture’s total traffic, for the three months ended December 31, 2001, approximately 50% came from our portal affiliates; approximately 20% came from our browser affiliates; and approximately 30% came from other affiliates and our Web site. On May 1, 2002, our U.S. search distribution relationship with America Online ended; the America Online relationship included AOL, AOL.com, CompuServe and Netscape Premier Provider (which is scheduled to phase out by August). If we do not renew our affiliate agreements or replace traffic lost from terminated affiliate agreements with other sources and grow our advertising base, our revenue may be materially, adversely affected.

     The following are Overture’s current significant affiliate agreements:

Affiliate	Commencement	Expiration Date

AltaVista	November 2000	May 2002
Microsoft Panel	July 2001	June 2002
Netscape Premier Provider	July 2001	August 2002
Freeserve (UK)	November 2000	November 2002
Infoseek (go.com)	March 2002	March 2003
Ask Jeeves	July 2001	July 2003
Terra Lycos	November 2000	November 2003
msn.com	February 2002	December 2003
InfoSpace	November 2001	February 2004
United Online	March 2002	March 2004
T-Online	February 2002	May 2004
AOL Europe (UK, Germany and France)	January 2002	March 2005
Yahoo	May 2002	April 2005

     We do not anticipate the renewal of our agreement with Netscape Premier Provider past its expiration date.

     If we do not renew our affiliate agreements or replace this traffic with other sources and grow our advertising base, our revenue may be materially, adversely affected. We depend on each of our portal and browser affiliates and the loss of any of these affiliates could harm our business and ability to generate revenue.

     The amount of traffic from each of our affiliates has varied, and we expect it will continue to vary, from quarter to quarter, sometimes significantly, and in any single quarter we have been and could continue to be significantly dependent on traffic from a single or limited number of portal or browser affiliates. Certain of Overture’s affiliate agreements do not require the affiliate to display Overture’s search results and may allow the affiliate to stop displaying Overture’s search results after a short notice period. If we are unable to replace traffic from any portal or browser affiliate after expiration of our contract with it or if an affiliate upon which we depend stops displaying Overture’s search results, it would seriously harm our business, financial condition and results of operations, particularly if we are significantly dependent on that affiliate at the time. Overture’s agreements with its affiliates vary in initial duration from three months to three years, and depending on the agreement, may be terminable upon the occurrence of certain events, including for our failure to meet certain service levels, for general breaches of agreement terms, for changes in control or in some instances, at will. If any of these termination events occur, the agreement could terminate earlier then the expiration date, and/or we may incur additional obligations. We may not be successful in renewing any of these agreements, or if they are renewed, any new agreement may not be on as favorable terms. We may not be successful in entering into distribution agreements with new affiliates on commercially acceptable terms. In addition, several of these affiliates may be considered potential competitors. Our affiliate agreements provide varying levels of discretion to the affiliate in the implementation of our service. As a result, changes in the implementation of our search results by these affiliates, over which we may have little or no control, may impact our revenues and profitability.

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

WE CANNOT ASSURE YOU WE WILL NOT INCUR NET LOSSES IN ANY PARTICULAR FUTURE PERIOD

     Prior to the three months ended September 30, 2001, we had a history of losses and we cannot assure you we will not incur net losses again in any particular future period. Although we had net income of approximately $29.3 million in the three months ended March 31, 2002 and net income of approximately $20.2 million for the year ended December 31, 2001, we had net losses of approximately $458.6 million for the year ended December 31, 2000. Because our expense levels are relatively fixed in the short term, if our revenues do not keep pace with our expense levels, we may not sustain or increase profitability in any particular quarter or we may incur losses again. We expect to continue to increase our marketing, sales and service and general and administrative expenses and we cannot be certain that revenue growth will continue to grow. If our revenue growth does not continue, we may experience a loss in one or more future periods and it may as a result cause our stock price to decline. This may in turn impact our ability to implement our business strategy.

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

     Overture also competes with providers of Web directories, search, and information services, all of which offer search services competitive to those provided by Overture, including, among others, AltaVista, AOL, Ask Jeeves, Inc., CNET, Inc., Fast Search &Transfer ASA, Google, Inc., Inktomi Corporation, LookSmart, Ltd., Microsoft Corporation (LinkExchange, Inc. and msn.com), Terra Lycos (including HotBot) and Yahoo!, Inc. In addition, Espotting Media, Inc., FindWhat.com, Inc., Google and PRIMEDIA, through its About.com Sprinks product, each offer a search-based pay-per-click advertising service. There are also other companies that offer directly competing services. We have affiliate arrangements with companies that currently provide other search and advertising services, which may indirectly compete with our offerings, and may in the future offer their own pay-per-click search service.

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

WE FACE THE RISKS OF SYSTEM FAILURES

     We do not currently have fully redundant systems for our services at an alternate site, but are in the process of implementing a comprehensive disaster recovery plan, which will involve implementing fully redundant systems for our services at an alternative site. We expect the implementation of the redundant systems to be completed in the second quarter of 2002. Until a comprehensive disaster recovery plan is in place, a disaster such as fire, flood, earthquake, power loss, telecommunications failure, break-in, sabotage or a similar event could severely damage our business and results of operations, because our services could be interrupted for an indeterminate length of time. Our operations depend upon our ability to maintain and protect our computer systems, which are located in Pasadena, California and at other offsite locations. These offsite locations are managed by third parties in California, Virginia, Washington State and Ireland.

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

WE MAY BE UNABLE TO EXECUTE OUR BUSINESS MODEL IN INTERNATIONAL MARKETS

     One component of our strategy is to expand our operations into selected international markets. For example, we launched our service in the United Kingdom in November 2000 and launched our German-speaking search service in February 2002. We plan to launch our service in France in the second half of 2002 and continue to explore our approach to entering the Japanese market. To date, we have only operated internationally in a few countries, and we may be unable to execute our business model in this market or new markets. Further, foreign providers of competing online services may have a substantial advantage over us in attracting users in their country due to earlier established businesses in that country, greater knowledge with respect to the cultural differences of users residing in that country and/or their focus on a single market. We expect to continue to experience higher costs as a percentage of revenues in connection with the development and maintenance of international online services. International markets we have selected may not develop at a rate that supports our level of investment. In particular, international markets typically have been slower than domestic markets in adopting the Internet as an advertising and commerce medium.

     In pursuing our international expansion strategy, we face several additional risks, including:

•	lower per capita Internet usage in many countries abroad, due to a variety of causes such as lower disposable incomes, lack of telecommunications and computer infrastructure and questions regarding adequate online security for e-commerce transactions;

•	relatively small Internet markets in some countries, which may prevent us from aggregating sufficient traffic and advertising revenues and scaling our business model in those countries;

•	entering into affiliate agreements with margins not as favorable as in the U.S.;

•	our potential inability to aggregate a large amount of Internet traffic and find and develop relationships with international advertisers, consumers and businesses, and affiliates;

•	competition in international markets from a broad range of competitors, including Alta Vista, Espotting, LookSmart, Yahoo and other United States and foreign search engines, content aggregators and portals, some of which have greater local experience than we do;

•	difficulties in recruiting qualified and knowledgeable staff and in building locally relevant products and services, which could prevent us from aggregating a large advertiser base;

•	higher costs of doing business in foreign countries, including different employment laws;

•	trade barriers and unexpected changes and differences in regulatory, tax and legal requirements applicable to Internet services; and

•	longer payment cycles and foreign currency fluctuations.

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

OUR CHARTER DOCUMENTS, CHANGE OF CONTROL SEVERANCE AGREEMENTS WITH OUR MANAGEMENT AND TERMS OF OUR AFFILIATE AGREEMENTS MAY MAKE IT MORE DIFFICULT TO ACQUIRE US

     We have adopted a stockholder rights plan and declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record as of March 29, 2002. Each right entitles the holder to purchase one unit consisting of one one-thousandth of a share of our Series A Junior Participating Preferred Stock for $200 per unit. Under certain circumstances, if a person or group acquires 15% or more of our outstanding common stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the $200 exercise price, shares of our common stock or of any company into which we are merged having a value of $400. The rights expire on March 29, 2012 unless extended by our Board of Directors. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our Board of Directors, our rights plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our Board of Directors regarding such acquisition.

     In addition, provisions of our certificate of incorporation and bylaws could also make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. For example, our board of directors is divided into three classes, with one class being elected each year by our stockholders, which generally makes it more difficult for stockholders to replace a majority of directors and obtain control of our board. In addition, stockholder meetings may be called only by our board of directors, the chairman of the board and the president, advanced notice is required prior to stockholder proposals, and stockholders may not act by written consent. Further, we have authorized preferred stock that is undesignated, making it possible for the board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of Overture. Delaware law also could make it more difficult for a third party to acquire us. Specifically, Section 203 of the Delaware General Corporation Law may have an anti-takeover effect with respect to transactions not approved in advance by the board of directors, including discouraging attempts that might result in a premium over the market price for the shares of common stock held by our stockholders.

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

     Agreements with some of our affiliates permit termination at the election of the affiliate in the event of a change of control and, in some cases, my require us to incur additional obligations. The existence of these termination rights could make us less attractive and/or more costly to a third party who may want to acquire us.

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

     Overture’s exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to Overture’s foreign sales subsidiaries. Overture is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on Overture’s results for the three months ended March 31, 2002 was not material.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

     On June 19, 2001, InternetFuel.com, Inc. filed a complaint against Overture in the Superior Court of the State of California for the County of Los Angeles. The complaint alleges that Overture wrongfully terminated an agreement pursuant to which InternetFuel participated in Overture’s affiliate program. The complaint also alleges libel for messages allegedly placed by Overture on an Internet forum, and it contains claims of unfair business practices. The complaint seeks, among other remedies, monetary damages for the value of the terminated agreement and for alleged harm to InternetFuel’s reputation, punitive and exemplary relief and an injunction against alleged unfair business practices. In December 2001, Overture successfully moved the court to transfer the case to arbitration. The parties have selected an arbitrator and are in the initial phase of the arbitration process. Overture believes that it has meritorious defenses to the allegations and intends to contest the allegations vigorously.

     On July 12, 2001, the first of several purported securities class action lawsuits was filed in the United States District Court, Southern District of New York against certain underwriters involved in Overture’s initial public offering, Overture, and certain of Overture’s current and former officers and directors. The Court consolidated the cases against Overture into case number 01 Civ. 6339. Plaintiffs allege, among other things, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 involving undisclosed compensation to the underwriters, and improper practices by the underwriters and seek unspecified damages. Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin of the United States District Court for the Southern District of New York. Judge Scheindlin has ordered that the time for all defendants to respond to any complaint be postponed until further order of the Court. Thus, Overture has not been required to answer the complaint, and no discovery has been served. Overture denies the allegations against it, believes that it has meritorious defenses to the complaint, and intends to contest the allegations vigorously.

     On January 25, 2002, the Company filed a complaint for patent infringement against FindWhat.com (“FindWhat”) in the United States Federal Court in Los Angeles. The lawsuit charges FindWhat with infringement of the Company’s U.S. Patent No. 6,269,361 (“the ‘361 patent”), entitled “System And Method For Influencing A Position On A Search Result List Generated By A Computer Network Search Engine.” The ‘361 patent protects various features and innovations relating to bid-for-placement products and Overture’s Pay-For-Performance search technologies including our DirecTraffic Center account management system and tools. The Company also seeks a permanent injunction against FindWhat, an award of increased damages, and an award of attorney’s fees, costs and expenses. Also on January 25, 2002, FindWhat served the Company with an amended complaint filed in Federal Court in New York for declaratory judgment of invalidity, unenforceability and non-infringement relating to the Company’s ‘361 patent. (The original complaint was never served on the Company). The Company has moved to dismiss FindWhat’s New York action in favor of the Company’s California action.

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

     On April 23, 2002, PlasmaNet, Inc. filed a complaint against the Company in the United States District Court for the Southern District of New York. The complaint alleges that the Company has committed acts of trademark infringement, trademark dilution, unfair competition, misappropriation and tortious interference with prospective economic advantage. PlasmaNet’s allegations are based on the Company allowing competitors to bid on the term “freelotto” in order to obtain priority when an Internet user searches for free lotto related Web sites. The Company denies that it has violated PlasmaNet’s rights and will vigorously contest the lawsuit.

     On April 23rd, 2002, Overture filed a patent infringement lawsuit against Google Inc. in the United States Federal Court in Northern California. The lawsuit charges Google with willful infringement of Overture’s U.S. Patent No. 6,269,361. Google’s response to the Complaint is due on June 7, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

Exhibit
Number

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Overture Services, Inc.

(b)  Reports on Form 8-K.

     The Company filed a Current Report on Form 8-K dated March 8, 2002 to report under Item 5 thereof that the Board of Directors of Overture Services, Inc., a Delaware corporation, declared a dividend of one preferred share purchase right for each outstanding share of common stock, par value $0.0001 per share. The dividend is payable on March 29, 2002 to the stockholders of record on March 29, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2002	OVERTURE SERVICES, INC.

	By	/s/ Todd Tappin

Todd Tappin Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)