Form 10-Q
period 2002-06-30
OVERTURE SERVICES INC
filed 2002-08-14
CIK 1060439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

58,468,639 shares of Common Stock, $0.0001 par value, as of June 30, 2002.

OVERTURE SERVICES, INC.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

OVERTURE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amount)

	June 30,	December 31,
	2002	2001

	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$50,222	$61,974
Short-term investments	125,388	71,837
Accounts receivable, net	20,818	10,973
Prepaid expenses, deferred tax assets and other	14,573	1,920
Prepaid traffic acquisition expense	11,024	8,590

Total current assets	222,025	155,294
Property and equipment, net	44,375	27,966
Intangible assets, net	1,458	2,042
Restricted investments	—	5,744
Long-term investments	24,720	36,476
Long-term prepaid traffic acquisition expense and other assets	39,934	4,405

Total assets	$332,512	$231,927

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$54,033	$38,111
Accrued expenses	9,497	5,271
Deferred revenue	12,339	8,949
Current portion of capital lease obligations	—	89

Total current liabilities	75,869	52,420
Other long-term liabilities	—	64
STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value, 200,000 shares authorized as of June 30, 2002 and December 31, 2001; shares issued and outstanding — 58,469 and 57,616 as of June 30, 2002 and December 31, 2001, respectively	6	6
Additional paid-in capital	691,355	662,039
Deferred compensation, net	(528)	(763)
Accumulated deficit	(435,090)	(481,863)
Accumulated other comprehensive income	900	24

Total stockholders’ equity	256,643	179,443

Total liabilities and stockholders’ equity	$332,512	$231,927

The accompanying notes are an integral part of the consolidated financial statements.

OVERTURE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenue	$152,496	$62,463	$295,341	$114,422
Operating expenses:
Search serving	8,701	5,157	14,694	9,870
Traffic acquisition	81,437	36,929	158,440	71,610
Marketing, sales and service	12,438	6,709	23,867	13,603
General and administrative	17,324	12,053	33,631	21,118
Product development	5,005	3,240	9,372	6,939
Amortization of deferred compensation and intangible assets	396	494	819	1,047
Loss on closure of GoTo Shopping	—	1,499	—	1,499
Loss on disposition of GoTo Auctions	—	2,112	—	2,112

	125,301	68,193	240,823	127,798

Income (loss) from operations	27,195	(5,730)	54,518	(13,376)
Other income:
Interest income, net	588	833	1,837	1,788
Other income, net	129	2,017	847	2,009

Income (loss) before income taxes	27,912	(2,880)	57,202	(9,579)
Provision for income taxes	10,429	—	10,429	—

Net income (loss)	$17,483	$(2,880)	$46,773	$(9,579)

Basic net income (loss) per share	$0.30	$(0.06)	$0.81	$(0.19)

Diluted net income (loss) per share	$0.29	$(0.06)	$0.78	$(0.19)

Weighted average shares used to compute basic net income (loss) per share	58,078	50,906	57,746	50,562
Weighted average shares used to compute diluted net income (loss) per share	60,159	50,906	60,322	50,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

OVERTURE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands; unaudited)

	Six Months Ended
	June 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$46,773	$(9,579)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Tax benefits from stock options	10,429	—
Loss from sale of property and equipment	1,059	—
Amortization (accretion) of discounts from the purchase of short-term and long-term investments	398	(345)
Non-cash portion of closure and disposition charges	—	2,999
Depreciation and amortization	9,629	8,109
Changes in operating assets and liabilities:
Accounts receivable	(9,845)	(2,561)
Prepaid expenses, deferred tax assets and other	(4,331)	(1,418)
Prepaid traffic acquisition expense	(37,885)	9,330
Accounts payable and accrued expenses	20,084	6,438
Deferred revenues	3,390	2,193

Net cash provided by operating activities	39,701	15,166

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term and long-term investments, net	(36,201)	(922)
Capital expenditures for property and equipment, and other assets	(26,356)	(12,117)

Net cash used in investing activities	(62,557)	(13,039)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	10,565	3,221
Repayments under lease line	(89)	(394)

Net cash provided by financing activities	10,476	2,827
Effect of exchange rate changes on cash and cash equivalents	628	(122)
Net increase (decrease) in cash and cash equivalents	(11,752)	4,832
Cash and cash equivalents at beginning of period	61,974	12,986

Cash and cash equivalents at end of period	$50,222	$17,818

The accompanying notes are an integral part of these condensed consolidated financial statements.

OVERTURE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY, BASIS OF PRESENTATION

     Overture Services, Inc. (the Company or Overture) is the leader in Pay-For-Performance search on the Internet. We introduce consumers and businesses that search the Internet to advertisers who bid for placement in our search results, which are ranked by the advertisers’ bid price. Advertisers pay us when consumers and businesses click on the advertisers’ search listings, so we refer to our service as Pay-For-Performance search. We provide consumers and businesses with relevant search results by charging advertisers for each paid introduction (paid click), or clickthrough, and by requiring advertisers to bid only on keywords that are relevant to their offering. We distribute our search results to consumers and businesses through our affiliates, a network of portals, Web browsers, Internet service providers and other Web properties, as well as through our own Web site. We believe our service offers advertisers a highly targeted, controllable and cost-effective marketing solution and provides affiliates with incremental revenue and a relevant search service.

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

2. COMPREHENSIVE INCOME (LOSS)

     The Company accounts for comprehensive income (loss) using Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130). SFAS 130 establishes standards for reporting comprehensive income (loss) and its components in financial statements. Comprehensive income (loss), as defined therein, refers to revenues, expenses, gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders’ equity. The differences between total comprehensive income (loss) and net income (loss) for the six months ended June 30, 2002 and June 30, 2001 were approximately $900,000 and $(122,000), respectively.

3. EARNINGS (LOSS) PER SHARE COMPUTATION

     Shares used in computing basic and diluted net income (loss) per share are based on the weighted average shares outstanding in each period. Basic net income (loss) per share is calculated by dividing net income (loss) by the average number of outstanding shares during the period. Diluted net income (loss) per share is calculated by adjusting the average number of outstanding shares assuming conversion of all potentially dilutive stock options and unvested stock under the treasury stock method. For the three and six months ended June 30, 2001, potentially dilutive stock options and unvested stock were excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive.

     Options to purchase approximately 8.2 million and 7.8 million shares of common stock were outstanding as of June 30, 2002 and 2001, respectively. In addition, as of June 30, 2002, there were approximately 252,000 shares of unvested common stock outstanding, which are subject to repurchase by Overture.

4. INCOME TAXES

     Overture generated taxable income during the six months ended June 30, 2002, however a tax provision was recorded that was less than the statutory rate due to the benefit from the release of valuation allowance from deferred tax assets. As of December 31, 2001, Overture had net operating loss (“NOL”) carryforwards available to reduce future federal and state taxable income. These NOLs and temporary differences (difference between timing of the recognition on a Generally Accepted Accounting Principle basis versus a tax basis) were carried on the balance sheet as deferred tax assets. Financial Accounting Statement Standard No. 109, “Accounting for Income Taxes” (SFAS 109) requires that a valuation allowance be set up to reduce a deferred tax asset to the extent it is more likely than not that the related tax benefits will not be realized. Due to the uncertainty regarding if and when these NOLs would be utilized and temporary differences would reverse, a full valuation allowance was set up against the related deferred tax asset, resulting in a net zero balance for deferred tax assets as of December 31, 2001. The primary basis for the release of the related valuation allowance was due to the expectation of future income from our ordinary and recurring operations resulting in the assessment that utilization of available tax deductions was more likely than not.

     Because the utilization of other deferred tax assets related to future years, the release of the related valuation allowance was considered a discrete event and the tax benefits were required to be recorded during the three months ended March, 31, 2002. Therefore, no tax provision was recorded in the three months ended March 31, 2002. There were remaining NOL benefits, of which 100% are expected to be taken as a benefit against projected income before taxes for 2002. As a result, the Company had a tax provision of approximately $10.4 million for the three months ended June 30, 2002, which was lower than federal and state statutory rates.

     We have deductions, other than the NOL carryforwards and temporary differences discussed above, which resulted from the exercise of certain stock options and sale of certain related stock by employees. Because no book charge is recorded upon the generation of these deductions, the corresponding tax benefits are recorded directly to stockholders’ equity. However, these deductions will offset taxable income, to the extent available, upon filing the Company’s corporate income tax returns resulting in a cash benefit.

     The following is a reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate:

	Six Months Ended
	June 30,

	2002	2001

Statutory federal rate	35%	(35)%
State income taxes (net of federal benefit)	4	—
Valuation allowance	(23)	35
Effect of foreign losses benefited at varying rates	5	—
Non-deductible expense and other	(3)	—

	18%	—%

     The provision for income taxes is composed of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Current:
Federal	$11,198	$—	$16,418	$—
State	1,324	—	1,884	—
Foreign	—	—	—	—

Total current	12,522	—	18,302	—

Deferred:
Federal	—	—	(4,800)	—
State	—	—	(550)	—
Foreign	(2,093)	—	(2,523)	—

Total deferred	(2,093)	—	(7,873)	—

	$10,429	$—	$10,429	$—

5. LITIGATION

     The Company is subject to litigation brought against it in the ordinary course of business. The Company is a defendant in three trademark infringement actions (JR Cigar, Mark Nutritionals (“MNI”) and PlasmaNet). The plaintiffs in these cases allege that they have trademark rights in certain search terms and that the Company violates these rights by allowing competitors of the plaintiffs to bid on these search terms. While the amount of damages that are claimed and that in the worst case conceivably could be awarded in one or more of these lawsuits might have a material effect on the results of the Company’s operations, cash flow or financial position, the Company believes that it has meritorious defenses to liability and damages in each of these lawsuits and it is contesting them vigorously. If the Company were to incur one or more unfavorable judgments that in themselves are not material, or if there was a development in the law in a similar case to which the Company is not a party that was negative to the Company’s position, the Company might as a result decide to change the general manner in which it accepts bids on certain search terms and this change might have a material adverse effect upon the results of operations, cash flows or financial positions of the Company.

     The Company is also currently in separate litigations with Google and FindWhat in which the Company is alleging that these parties infringe the Company’s U.S. Patent No. 6,269,361 (“the ’361 patent”) entitled “System And Method For Influencing A Position On A Search Result List Generated By A Computer Network Search Engine.” The ’361 patent protects various features and innovations relating to bid-for-placement products and Overture’s Pay-For-Performance search technologies, including our DirecTraffic Center account management system and tools. In each litigation, the defendants have alleged invalidity and unenforceability of the ’361 patent. When the validity and enforceability of the ’361 patent is determined, in either litigation, that determination may have a material effect on the Company’s competitive position.

     The following sets forth details regarding the above-described litigation and other litigation which may be material to the Company.

     On October 2, 2000, 800-JR-Cigar, Inc. (“JR Cigar”) served a complaint against the Company in the United States District Court for the District of New Jersey alleging that the Company has committed acts of trademark infringement, trademark dilution, unfair competition, consumer fraud and deceptive telemarketing. JR Cigar’s allegations are based on the Company’s allowing competitors to bid on the term “jr cigar” (and related terms) in order to obtain priority when an Internet user searches for cigar related Web sites. The parties have filed motions for summary judgment, which have been fully briefed and are pending before the court. A trial date has not been scheduled. Overture believes that it has meritorious defenses to the allegations and is contesting the allegations vigorously.

     On June 19, 2001, InternetFuel.com, Inc. filed a complaint against Overture in the Superior Court of the State of California for the County of Los Angeles. The complaint alleges that Overture wrongfully terminated an agreement pursuant to which InternetFuel participated in Overture’s affiliate program and that Overture did not properly account for monies owed under that agreement. The complaint also alleges libel for messages allegedly placed by Overture on an Internet forum, and it contains claims of unfair business practices. The complaint seeks, among other remedies, monetary damages for the value of the terminated agreement and for alleged harm to InternetFuel’s reputation, punitive and exemplary relief and an injunction against alleged unfair business practices. In December 2001, Overture successfully moved the court to transfer the case to arbitration. The parties have selected an arbitrator. Arbitration is scheduled for September 2002. Overture believes that it has meritorious defenses to the allegations and is contesting the allegations vigorously.

     On July 12, 2001, the first of several purported securities class action lawsuits was filed in the United States District Court, Southern District of New York against certain underwriters involved in Overture’s initial public offering, Overture, and certain of Overture’s current and former officers and directors. The Court consolidated the cases against Overture into case number 01 Civ. 6339. Plaintiffs allege, among other things, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 involving undisclosed compensation to the underwriters, and improper practices by the underwriters, and seek unspecified damages. Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin. On April 19, 2002, plaintiffs filed an amended complaint, alleging Rule 10b-5 claims of fraud. Overture continues to deny the allegations against it, believes that it has meritorious defenses to the amended complaint, and intends to contest the allegations vigorously. On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards and the remainder of the briefing is expected to take place over the next several months. Discovery has been and remains stayed in the case. Overture believes that it has meritorious defenses to the allegations and intends to contest the allegations vigorously.

     On January 25, 2002, the Company filed a complaint for patent infringement against FindWhat.com (“FindWhat”) in the United States Federal Court in Los Angeles. The lawsuit charges FindWhat with willful infringement of the ’361 patent. The Company also seeks a permanent injunction against FindWhat, an award of increased damages, and an award of attorney’s fees, costs and expenses. Also on January 25, 2002, FindWhat served the Company with an amended complaint filed in Federal Court in New York for declaratory judgment of invalidity, unenforceability and non-infringement relating to the Company’s ’361 patent. (The original complaint was never served on the Company.) The Company has moved to dismiss FindWhat’s New York action in favor of the Company’s California action. Discovery is stayed in both cases pending a ruling by the New York court on the motion.

     On January 28, 2002, MNI filed a complaint against the Company in the United States District Court for the Western District of Texas. The initial complaint was never served on the Company. An amended complaint was served on the Company on February 6, 2002. The amended complaint alleges that the Company has committed acts of trademark infringement, trademark dilution, unfair competition, misappropriation and tortious interference with prospective economic advantage. MNI’s allegations are based on the Company’s allowing competitors to bid on the term “body solutions” (and related terms) in order to obtain priority when an Internet user searches for diet-related Web sites. The Company is indemnifying and defending an affiliate, who has been named a defendant in a related action. Overture believes that it has meritorious defenses to the allegations and is contesting the allegations vigorously.

     On January 31, 2002, a complaint was filed against the Company as a result of its acquisition in May 2000 of AuctionRover.com, Inc., and other defendants in North Carolina Superior Court by an individual, Paul Rony, relating to alleged trade secrets concerning interaction with Internet auction Web sites. The causes of action alleged against the Company include misappropriation of trade secrets, quantum meruit, and constructive trust. Overture believes that it has meritorious defenses to the allegations and is contesting the allegations vigorously. The parties are in the early phase of the discovery process.

     On February 20, 2002, Overture filed a complaint against Did-It.com, Inc. for trespass, unfair competition and violations of the Computer Fraud and Abuse Act. In response to Overture’s complaint, on June 14, 2002, Did-It filed a counterclaim against Overture alleging federal and state antitrust violations, violations of the Unfair Trade Practices Act, fraud and deceit, negligent misrepresentation, false and misleading advertising, unfair competition, interference with contract and prospective economic advantage and violations of California Civil Code Section 1812.600, et.seq. Overture believes that it has meritorious defenses to the allegations and is contesting the allegations vigorously.

     On April 23, 2002, PlasmaNet, Inc. filed a complaint against the Company in the United States District Court for the Northern District of California. An amended complaint was served on August 9, 2002. The amended complaint alleges that the Company has committed acts of trademark infringement, trademark dilution, unfair competition, and false advertising and tortious interference with prospective economic advantage. PlasmaNet’s allegations are based on the Company allowing competitors to bid on the terms “freelotto” and “free lotto” (and related terms) in order to obtain priority when an Internet user searches for free lotto related Web sites. Overture believes that it has meritorious defenses to the allegations and is contesting the allegations vigorously.

     On April 23rd, 2002, Overture filed a patent infringement lawsuit against Google Inc. in the United States District Court for the Northern District of California. The lawsuit charges Google with willful infringement of the ’361 Patent. The Company also seeks permanent injunction against Google, an award of increased damages, and an award of attorney’s fees, costs and expenses. On June 7, 2002, Google filed its answer to the Overture complaint, denying that it infringes the ’361 Patent and alleging counterclaims of non-infringement, invalidity and unenforceability relating to the ’361 Patent. The parties are in the initial phase of the discovery process, which began on August 5, 2002.

6. RELATED PARTY TRANSACTIONS

     In January 2000, Overture entered into an arrangement to lease approximately 58,000 square feet of office space from Idealab, which terminates on October 31, 2004. In March 2002, Overture entered into an arrangement with Parfinco EWA, LLC and Idealab whereby Idealab assigned their lease with Parfinco to Overture for the 58,000 square feet of office space and Overture entered into an arrangement with Parfinco for an additional 29,000 square feet of office space, which expires at the same time as its existing 58,000 square feet of office space in October 2004. Overture has an option to extend both leases for 5 more years beyond October 2004. As a result of the assignment by Idealab to Parfinco in March 2002, Overture no longer has any obligation to make lease payments to Idealab. Overture also subleased office space in the U.K. from Idealab, which ended June 30, 2002. Total payments for the lease for both the U.S. and U.K. office space to Idealab were approximately $87,000 and $472,000 for the three months ended June 30, 2002 and 2001, respectively and $509,000 and $1.0 million for the six months ended June 30, 2002 and 2001, respectively. Management believes these amounts were materially representative of the fair value of the lease.

     During the three months ended June 30, 2002 and 2001, Overture recorded approximately $189,000 and $92,000, respectively and for the six months ended June 30, 2002 and 2001, Overture recorded approximately $462,000 and $146,000, respectively, of search listing advertising revenue from affiliates of Idealab, which with its affiliate, idealab! Holdings, L.L.C., is a significant stockholder of Overture. Management believes these amounts are materially representative of the fair value of advertising services provided.

7. AFFILIATE COMMITMENTS

     As of June 30, 2002, the Company was obligated to make guaranteed payments totaling approximately $109.3 million, $137.4 million, $144.3 million and $8.1 million for the remainder of 2002, 2003, 2004 and 2005, respectively, under contracts to provide search services to its affiliates. Some of these guaranteed payments are subject to adjustment based on the performance of the affiliate or Overture relative to certain metrics.

8. SHAREHOLDERS’ RIGHTS PLAN

     On March 8, 2002, the Board of Directors of Overture Services, Inc., declared a dividend of one preferred share purchase right for each outstanding share of common stock, par value $0.0001 per share. Each right entitles the holder to purchase one unit consisting of one one-thousandth of a share of our Series A Junior Participating Preferred Stock for $200 per unit. Under certain circumstances, if a person or group acquires 15% or more of our outstanding common stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the $200 exercise price, shares of our common stock or of any company into which we are merged having a value of $400. The rights expire on March 29, 2012 unless extended by the Board of Directors. Because the rights may substantially dilute the stock ownership of a person or group attempting to take over Overture without the approval of the Board of Directors, our rights plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our Board of Directors regarding such acquisition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     IN ADDITION TO HISTORICAL INFORMATION, THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS RELATED TO THE EXPECTED GROWTH OF OUR AFFILIATE PROGRAM, THE AMOUNT OF TRAFFIC THAT WILL BE DIRECTED TO US FROM OUR AFFILIATES IN THE FUTURE, THE TIMING AND AMOUNT OF ANY INCREASE IN OUR AVERAGE PRICE PER PAID INTRODUCTION, CONTINUED PROFITABILITY, THE TIMING AND AMOUNT OF OUR NUMBER OF PAID INTRODUCTIONS, THE AMOUNT OF FUTURE ADVERTISER SPENDING WITH OVERTURE, FLUCTUATION IN THE PRICE OF OUR COMMON STOCK, CHANGES IN OUR QUARTER-TO-QUARTER FINANCIAL RESULTS, SEASONALITY AND FUTURE COMPETITION. WE USE WORDS SUCH AS “ANTICIPATES,” “BELIEVES,” “PLANS,” “EXPECTS,” “FUTURE,” “INTENDS” AND SIMILAR EXPRESSIONS TO IDENTIFY THESE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, AS WELL AS ASSUMPTIONS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE REFLECTED IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE ACTUAL RESULTS TO DIFFER INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTIONS ENTITLED “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” AND “RISKS THAT COULD AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.” READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT MANAGEMENT’S OPINIONS ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO REVISE OR PUBLICLY RELEASE THE RESULTS OF ANY REVISION TO THESE FORWARD-LOOKING STATEMENTS.

OVERVIEW

     Overture is the leader in Pay-For-Performance search on the Internet. We introduce consumers and businesses that search the Internet to advertisers who bid for placement in our search results, which are ranked by the advertisers’ bid price. Advertisers pay us when consumers and businesses click on the advertisers’ search listings, so we refer to our service as Pay-For-Performance search. We provide consumers and businesses with relevant search results by charging advertisers for each paid introduction, or clickthrough, and by requiring advertisers to bid only on keywords that are relevant to their offering. We distribute our search results to consumers and businesses through our affiliates, a network of portals, Web browsers, Internet service providers and other Web properties, as well as through our own Web site. We believe our service offers advertisers a highly targeted, controllable and cost-effective marketing solution and provides affiliates with incremental revenue and a relevant search service.

     Overture was incorporated in September 1997 and has approximately a four-year operating history. We launched a proof-of-concept version of our search service in the fiscal year ended December 31, 1997. Our Pay-For-Performance service was announced in February 1998, and following further proof-of-concept testing, was officially launched in June 1998. Overture has devoted significant resources to launching and expanding its search service, including developing an infrastructure and building a management team. On October 8, 2001, we changed our name from GoTo.com, Inc. to Overture Services, Inc.

     A significant component of our expenses consists of costs incurred to attract consumers and businesses to our service through our affiliate network. We expect to continue to rely upon our affiliate network for the substantial majority of searches conducted on our service. A significant portion of the Company’s searches and revenue is and has been generated from a small number of the Company’s affiliates. If we are not successful in renewing our agreements with these affiliates, or if they are renewed on less favorable terms, or if our affiliates’ search businesses are adversely affected, it could harm our business, ability to generate revenue and operating results.

International Expansion

     We launched our service in the United Kingdom in November 2000 and launched our German-language search service in February 2002. We plan to launch our service in France in the third quarter of 2002 and Japan in the first quarter of 2003. We expect our international expansion will require continued investment to build internal infrastructure and grow our advertiser and affiliate bases overseas. We expect to incur losses from our international operations of approximately $20 million to $25 million for the full year 2002.

RESULTS OF OPERATIONS

     Revenue. Overture generates revenue primarily by introducing consumers and businesses that search the Internet to advertisers that bid for priority placement in search results displayed primarily at the Web sites of our affiliates. More specifically, Overture generates revenue, in the amount paid by the advertiser, when a user clicks on an advertiser’s listing. (Overture refers to these clicks as paid introductions.) Revenue is recognized when earned based on click-through activity to the extent that the advertiser has deposited sufficient funds with us or collection is probable. Revenue also consists of listing service fees and banner advertising, which together constituted less than 1% and 5% of our revenue for the six months ended June 30, 2002 and 2001, respectively. Banner advertisement revenue is recognized when earned under the terms of the contractual arrangement with the advertiser or advertising agency, provided that collection is probable. Listing service revenue is recognized when Overture has provided all of the services under the terms of the arrangement. Overture has no barter transactions. Revenue was approximately $152.5 million for the three months ended June 30, 2002 compared to approximately $62.5 million for the three months ended June 30, 2001. Revenue was approximately $295.3 million for the six months ended June 30, 2002 compared to approximately $114.4 million for the six months ended June 30, 2001. The growth was the result of increased participation of our affiliates and advertisers, driving the number of paid introductions and average price per paid introduction. We do not anticipate our historical revenue growth rate, expressed as a percentage, to continue on a quarter-to-quarter basis.

     The number of worldwide paid introductions for each of the last ten fiscal quarters is as follows:

NUMBER OF PAID INTRODUCTIONS	FOR THE QUARTER ENDED

515 million	June 30, 2002
587 million	March 31, 2002
442 million	December 31, 2001
338 million	September 30, 2001
327 million	June 30, 2001
318 million	March 31, 2001
228 million	December 31, 2000
114 million	September 30, 2000
93 million	June 30, 2000
88 million	March 31, 2000

     The average price per paid introduction results from advertisers’ online bidding for priority placement in the search results. The worldwide average price per paid introduction for each of the last ten fiscal quarters is as follows:

AVERAGE PRICE PER PAID INTRODUCTION	FOR THE QUARTER ENDED

$0.30	June 30, 2002
0.24	March 31, 2002
0.23	December 31, 2001
0.21	September 30, 2001
0.19	June 30, 2001
0.16	March 31, 2001
0.17	December 31, 2000
0.21	September 30, 2000
0.21	June 30, 2000
0.19	March 31, 2000

     We believe the decrease in the worldwide number of paid introductions from the three months ended March 31, 2002 compared to the three months ended June 30, 2002 was primarily due to seasonality and the inclusion of America Online and related properties as our affiliate for just one month during the three months ended June 30, 2002 compared to the entire quarter during the three months ended March 31, 2002. During the quarter ended June 30, 2002, approximately 51%, 18% and 31% of Overture’s total paid introductions came from portals, browsers, and other affiliates and our Web site, respectively. In addition, during the three months ended June 30, 2002, Microsoft (primarily msn.com and Microsoft Internet Explorer Panel) and Yahoo supplied approximately 53% of our total paid introductions and we earned approximately

57% of our total revenue from advertisers who received paid introductions through Overture as supplied by Microsoft (primarily msn.com and Microsoft Internet Explorer Panel) and Yahoo. Our top 10 affiliates, based on revenue that we earned during the three months ended June 30, 2002 from our advertisers, who received paid introductions through Overture as supplied by these affiliates, represented approximately 75% of total revenue.

     Several new or renewed affiliate relationships of note were signed during the three months ended June 30, 2002 and up to the date of this filing. The U.S. agreements include AltaVista, CNET, Hewlett-Packard Company, Netscape Premier Provider, United Online (NetZero and Juno) and Yahoo. In addition, we also signed several international agreements.

     On May 1, 2002, our U.S. search relationship with America Online ended; the America Online relationship included AOL, AOL.com, CompuServe and Netscape.com. In July 2002, Ask Jeeves announced that it will end the search agreement with Overture on September 1, 2002. Our growth rate depends, in part, on increasing the number of users who use our service, especially through our affiliates. If we do not renew our affiliate agreements or replace traffic lost from terminated affiliate agreements with other sources or if our affiliates’ search businesses are adversely affected, our revenue and results from operations may be materially and adversely affected.

     We believe that the worldwide average price per paid introduction increased as a result of advertiser acquisition, account management and other product quality initiatives. As a result of the large increase in the number of advertisers (from approximately 60,000 in March 2002 to approximately 67,000 in June 2002) and the decrease in the number of paid clicks, the average spend per advertiser decreased by 5% compared to the previous three months. We believe the quarterly number of paid introductions and average price per paid introduction listed above are not necessarily indicative of future results. It is difficult to forecast the average spend per advertiser, and the future growth of the average price per paid introduction, as advertisers, rather than Overture, primarily determine the price paid. We cannot assure you that the average price per click will continue to increase and if it does increase, at what rate, or that it will not decrease from prior levels. Our growth rate and results depend on our ability to increase the price per paid introduction, the number of advertisers who use our service and the amount our advertisers spend on our service. In addition, we believe we will experience seasonality, whereby the second and third quarters of the calendar year experience relatively lower traffic than the first and fourth quarters. Seasonality is difficult to predict, but we believe what we experience is typical of our industry. Traffic from affiliates varies as we enter into new agreements and existing agreements are renewed or expire. We anticipate these variables to fluctuate, affecting our growth rate and results.

     Search Serving. Search serving costs consist primarily of costs associated with serving our search results, maintaining our Web site and fees paid to outside service providers that provide and manage our unpaid listings. Costs associated with serving our search results and maintaining our Web site include depreciation of Web site equipment, co-location charges for our Web site equipment, bandwidth, software license fees and salaries of related personnel. Search serving costs were approximately $8.7 million for the three months ended June 30, 2002 compared to approximately $5.2 million for the three months ended June 30, 2001. The search serving costs were approximately $14.7 million for the six months ended June 30, 2002 compared to $9.9 million for the six months ended June 30, 2001. The increase was primarily due to an increase in the number of personnel required to support our services and increased hardware and software costs as a result of the implementation of a disaster recovery plan, which involved implementing fully redundant hardware and software systems at alternative sites. We anticipate search serving costs to increase for the remainder of 2002 as we expand internationally and continue to invest in product quality.

     Traffic Acquisition. Traffic acquisition costs relate to payments made to our affiliates that have integrated the Overture search service into their sites or that direct consumer and business traffic to the Overture Web site. There are generally three ways that economic terms of affiliate agreements are structured, 1) fixed payments based on a guaranteed minimum amount of traffic delivered, 2) variable payments based on a percentage of our revenue or based on a certain metric, such as number of searches or paid clicks, or 3) a combination of the above. Traffic acquisition costs were approximately $81.4 million for the three months ended June 30, 2002 compared to approximately $36.9 million for the three months ended June 30, 2001. Traffic acquisition costs were approximately $158.4 million for the six months ended June 30, 2002, compared to $71.6 for the six months ended June 30, 2001. The increase was primarily due to an increase in the number of paid introductions.

     The following represents our top 10 affiliates based on revenue (which was approximately 75% of total revenue) that we earned during the three months ended June 30, 2002 from our advertisers, who received paid introductions through Overture as supplied by these affiliates. The table that follows is in order of expiration date; Microsoft agreements are combined. The table includes those agreements, which continue, at minimum, through the quarter ending September 30, 2002.

Affiliate	Commencement	Expiration Date

Microsoft Internet Explorer Panel msn.com	July 2001 February 2002	September 2002 December 2003

Freeserve (U.K.)	November 2000	November 2002

Oingo.com	May 2001	May 2003

AltaVista	May 2002	May 2003

Netscape Premier Provider	July 2002	June 2003

Comet Systems	July 2002	July 2003

Terra Lycos	September 2001	November 2003

InfoSpace: (Excite, Dogpile and Webcrawler)	November 2001	February 2004

CNET	May 2002	May 2004

Yahoo	May 2002	April 2005

     The amount of traffic from each of our affiliates has varied, and we expect it will continue to vary, from quarter to quarter, sometimes significantly. Moreover, while we seek to align economic incentives, most of Overture’s affiliate agreements contain limitations and provide varying levels of discretion to the affiliate in the implementation of our service. In addition, we have been and are likely to be dependent on searches from a limited number of affiliates. If we are unable to replace traffic from any of our large affiliates after expiration of our contract with them or if our relationship with any of our larger affiliates deteriorates, it could seriously harm our business, financial condition and results of operations. Overture’s agreements with its affiliates vary in initial duration from three months to three years, and depending on the agreement, may be terminable upon the occurrence of certain events, including for our failure to meet certain service levels, for general breaches of agreement terms, for changes in control or in some instances, at will. Both Microsoft and Yahoo may terminate their agreements with Overture upon a change of control in the ownership of Overture. If any of the foregoing termination events occur, the related agreement could terminate earlier than the expiration date, and/or we may incur additional obligations. We may not be successful in renewing any of these agreements, or if they are renewed, any new agreement may not be on as favorable terms. We may not be successful in entering into agreements with new affiliates on commercially acceptable terms. In addition, several of these affiliates may be considered potential competitors.

     Traffic acquisition costs as a percentage of revenue were approximately 53% and 59% for the three months ended June 30, 2002 and 2001, respectively, and 54% and 63% for the six months ended June 30, 2002 and 2001, respectively. The decrease was primarily due to lower cost as a percentage of revenue from revenue share arrangements, as well as, increased revenue in cases where traffic acquisition costs were fixed due to guaranteed payments. As we open new territories internationally, traffic acquisition costs as a percentage of revenue are likely to be higher in the early stages of development than the Company’s consolidated average. In addition, we also expect increased competition and industry consolidation to drive up these costs. We anticipate these costs to be approximately 60% of revenue for the remainder of 2002. We may be obligated to make guaranteed payments to affiliates, in the future, as described below in “Liquidity and Capital Resources” which are subject to adjustment based on the performance of the affiliate or Overture relative to certain metrics.

     Marketing, Sales and Service. Marketing, sales and service expenses consist primarily of payroll and related expenses for personnel engaged in marketing, customer service and sales functions; advertising and promotional expenditures; and cost of systems used to sell and serve advertisers. Marketing, sales and service expenses were approximately $12.4 million for the three months ended June 30, 2002 compared to approximately $6.7 million for the three months ended June 30, 2001. Marketing, sales and services expenses were approximately $23.9 million for the six months ended June 30, 2002 compared to approximately $13.6 million for the six months ended June 30, 2001. The increase was primarily the result of increased costs associated with advertiser development and an increase in payroll for customer service and sales functions. We expect marketing, sales and service expenses to increase for the remainder of 2002 due to continuing international expansion and continued investment in product quality.

     General and Administrative. General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel; credit card processing fees; facilities; professional services, including legal; and insurance and other general corporate expenses. General and administrative expenses were approximately $17.3 million for the three months ended June 30, 2002 compared to approximately $12.1 million for the three months ended June 30, 2001. General and administrative expenses were approximately $33.6 million for the six months ended June 30, 2002 compared to approximately $21.1 million for the six months ended June 30, 2001. The increase was primarily the result of increased professional fees, higher insurance costs, increased credit card processing fees from prepaid accounts due to increased revenue, and international expansion. We expect general and administrative expenses to increase for the remainder of 2002 due to continuing international expansion and credit card processing fees (as a result of an increase in revenue), as well as an increase in legal and insurance costs.

     Product Development. Product development expenses consist primarily of payroll and related expenses for personnel responsible for development of features and functionality for our service, as well as costs incurred in the preliminary project and post-implementation stage of computer software developed for internal use. Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1) requires that costs incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. The Company capitalized internally developed software costs of approximately $0.6 million during the three months ended June 30, 2002 and approximately $0.8 million for the six months ended June 30, 2002. Product development expenses were approximately $5.0 million for the three months ended June 30, 2002 compared to approximately $3.2 million for the three months ended June 30, 2001. Product development expenses were approximately $9.4 million for the six months ended June 30, 2002 compared to approximately $6.9 million for the six months ended June 30, 2001. The increase was primarily the result of our international expansion and investment in product quality. We expect product development expenses to be relatively flat for the remainder of 2002.

     Interest Income, Net. Interest income consists primarily of earnings on our cash, cash equivalents and short-term and long-term investments, net of interest expense attributable to leased equipment. Interest income was approximately $0.6 million for the three months ended June 30, 2002 compared to approximately $0.8 million for the three months ended June 30, 2001. Interest income was approximately $1.8 million for the six months ended June 30, 2002 and June 30, 2001.

     Other Income, Net. Other income, net was approximately $129,000 for the three months ended June 30, 2002 compared to $2.0 million for the three months ended June 30, 2001. Other income, net was approximately $0.8 million for the six months ended June 30, 2002 compared to $2.0 million for the six months ended June 30, 2001.

     Provision For Income Taxes. Provision for income taxes was approximately $10.4 million for the three months and six months ended June 30, 2002 compared to zero expense for the three months and six months ended June 30, 2001. Overture generated taxable income during the six months ended June 30, 2002, however a tax provision was recorded that was less than the statutory rate due to the benefit from the release of valuation allowance from deferred tax assets. As of December 31, 2001, Overture had net operating loss (“NOL”) carryforwards available to reduce future federal and state taxable income. These NOLs and temporary differences (difference between timing of the recognition on a Generally Accepted Accounting Principle basis versus a tax basis) were carried on the balance sheet as deferred tax assets. Financial Accounting Statement Standard No. 109, “Accounting for Income Taxes” (SFAS 109) requires that a valuation allowance be set up to reduce a deferred tax asset to the extent it is more likely than not that the related tax benefits will not be realized. Due to the uncertainty regarding if and when these NOLs would be utilized and temporary differences would reverse, a full valuation allowance was set up against the related deferred tax asset, resulting in a net zero balance for deferred tax assets, as of December 31, 2001. The primary basis for the release of the related valuation allowance was due to the expectation of future income from our ordinary and recurring operations resulting in the assessment that utilization of available tax deductions was more likely than not.

     Because the utilization of other deferred tax assets related to future years, the release of the related valuation allowance was considered a discrete event and the tax benefits were required to be recorded during the three months ended March, 31, 2002. Therefore, no tax provision was recorded in the three months ended March 31, 2002. There were remaining NOL benefits, of which 100% are expected to be taken as a benefit against expected income before taxes for 2002. As a result, the Company had a tax provision of approximately $10.4 million for the three months ended June 30, 2002, which was lower than federal and state statutory rates.

     We have deductions, other than the NOL carryforwards and temporary differences discussed above, which resulted from the exercise of certain stock options and sale of certain related stock by employees. Because no book charge is recorded upon the generation of these deductions, the corresponding tax benefits are recorded directly to stockholders’ equity. However, these deductions will offset taxable income, to the extent available, upon filing the Company’s corporate income tax returns resulting in a cash benefit.

     We expect to have an income tax provision for the remainder of 2002. We expect this provision to be lower than statutory rates due to the expected utilization of net operating losses and other deferred tax assets previously not benefited. We expect to incur a full statutory tax rate in subsequent years for U.S. operations and the consolidated effective rate may be slightly higher due to international expansion costs for which no benefit or lower benefit would be recorded.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities totaled approximately $39.7 million and $15.2 million for the six months ended June 30, 2002 and 2001, respectively. The change was due primarily to operating income, tax benefit from stock options and increased accounts payable and accrued expenses partially offset by increase in accounts receivable, prepaid expenses and other prepaid traffic acquisition expense during the six months ended June 30, 2002. Net cash used in investing activities totaled approximately $62.6 million and $13.0 million for the six months ended June 30, 2002 and 2001, respectively. The change resulted primarily from the investment of cash generated by operating activities in short-term and long-term investments and increased capital spending in the six months ended June 30, 2002. Net cash provided by financing activities totaled approximately $10.5 million and $2.8 million for the six months ended June 30, 2002 and 2001, respectively. The increase was due primarily to proceeds from the exercise of stock options and issuance of employee stock purchase plan shares during the six months ended June 30, 2002.

     Our principal sources of liquidity consisted of cash, cash equivalents, short-term investments and long-term investments of approximately $200.3 million as of June 30, 2002 compared to $170.3 million as of December 31, 2001. We believe that our cash and liquid investment reserves are sufficient to sustain operations through the foreseeable future. As of June 30, 2002, the Company was obligated to make guaranteed payments totaling approximately $109.3 million, $137.4 million, $144.3 million and $8.1 million for the remainder of 2002, 2003, 2004 and 2005, respectively, under contracts to provide search services to its affiliates. The Company leases 87,000 square feet of office space for its corporate office in Pasadena, California under operating lease agreements expiring in October 2004 with an option to extend the lease for 5 years. The Company also leases office space in San Mateo, California; New York; London; Germany; France; Ireland; and Japan. As of June 30, 2002, Overture is obligated to make total remaining office lease payments of approximately $7.6 million.

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

     Affiliate Prepayments and Commitments

     The Company’s agreements with some of its affiliates may include prepayments or commitments for future minimum payments to these affiliates. The recoverability of prepayments and profitability related to future minimum payments and commitments are subject to the judgment of management. Periodically, the Company assesses affiliate prepayments and commitments on a per agreement basis, considering historical performances, price per click and other financial trends, the development stage of the market, and any other relevant factors to determine realizability. Negative results from these assessments could result in additional one-time charges to traffic acquisition expense resulting from the impairment write-down of prepayments or accrual of losses.

     Income Tax

     As of December 31, 2001, the Company had net operating loss (“NOL”) carryforwards of approximately $76.1 million and $54.7 million available to reduce future federal and state taxable income, respectively. A portion of these NOLs is attributable to employee stock option deductions (“stock option NOLs”), the benefit from which will be allocated to additional paid in capital, if and when subsequently realized. The tax benefits associated with the remaining portion of the NOLs not attributable to stock option deductions (“regular NOLs”) will be recorded against the provision for income taxes, if and when realized.

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

     SFAS 109 indicates that all available evidence, both positive and negative, should be identified and considered in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will be realized. Examples of positive evidence include:

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

     Currently, we believe that our income in recent quarters and available tax planning strategies indicate that it is more likely than not that our deferred tax assets will be realized. Therefore, we have determined that the valuation allowance to reduce the deferred tax asset associated with the regular and stock option NOLs, as well as the valuation allowance associated with other deferred tax assets should not be maintained. A portion of the valuation allowance relating to deferred tax assets expected to be realized in future years was released as a discrete event during the quarter ended March 31, 2002. The remaining valuation allowance relating to net operating losses as well as stock option deductions is being released ratably throughout the year. If we do not continue to generate taxable income in the future, this would be negative evidence that could require us to re-evaluate this position.

     In calculating our provision for income taxes for the three and six months ended June 30, 2002, we considered the release of the valuation allowance attributable to the regular NOLs in calculating our annual estimated tax rate in accordance with Accounting Principles Board (“APB”) 28 and other deferred tax assets recorded as discrete items during the three months ended March 31, 2002. In subsequent quarters, to the extent our position changes with respect to releasing the valuation allowance attributable to the regular NOLs, as other deferred tax assets, and expected results for the remainder of the year. Our effective tax rate for the current year as well as the provision or benefit recorded in a subsequent quarter could be impacted.

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

Marketing-Related Agreements with our Affiliates

     Overture has arrangements with two affiliates to obtain additional marketing-related services from these affiliates. Overture believes that the pricing of the marketing-related services were determined at arms-length and represent the fair value of the services received by Overture and therefore the costs are appropriately recorded as marketing costs in the line item, “Marketing, Sales and Service” in the Statements of Operations. If it was determined that the fair value of these marketing-related services were less than the amounts paid by Overture and these costs were more closely related to traffic provided by affiliates, these costs would be considered an expense paid to affiliates and therefore recorded on the line item, “Traffic Acquisition” in the Statements of Operations. If 100% of these marketing expenses were deemed traffic acquisition costs, this would increase traffic acquisition costs as a percentage of revenue by approximately 1% for the three months ended June 30, 2002 and would have a similar effect for the remaining six months of 2002.

RISKS THAT COULD AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUR QUARTERLY FINANCIAL RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS BECAUSE OF MANY FACTORS

     We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. Our operating results have varied widely in the past, and we expect that they will continue to vary widely from quarter to quarter due to a number of factors, including:

•	demand for our services by advertisers, consumers and businesses, including the number of searches performed by consumers and businesses and the rate at which they click through to paid search results;

•	prices paid by advertisers using the Overture services, which in large part are not determined by Overture;

•	decrease in traffic from our affiliates for any reason, including loss of our agreements with affiliates or reduction in demand for the services of affiliates;

•	our costs of attracting consumers and businesses to use Overture’s services, including costs of exposure on affiliate Web sites;

•	costs related to agreements with affiliates;

•	ability to protect our business model from competitors;

•	the percentage of Overture’s search listings that are bidded listings;

•	our ability to maintain and grow our affiliate program including amendments, extensions or new affiliate agreements;

•	implementation of our search results by our affiliates, over which we may have limited or no control;

•	seasonal fluctuations in the use of our service, typical of our industry, in which online traffic has typically been lower in the second and third quarters of the calendar year;

•	the amount and timing of operating costs and capital expenditures relating to expansion of our operations;

•	costs and delays in introducing any new Overture services and improvements to existing services;

•	our ability to successfully introduce new products or services;

•	changes in the growth rate of Internet usage and acceptance by consumers of e-commerce;

•	technical difficulties, system failures, system security breaches, or Internet downtime;

•	government regulations related to the Internet;

•	our ability to upgrade and develop our information technology systems and infrastructure;

•	costs related to any acquisitions or dispositions of technologies or businesses;

•	general economic conditions, as well as those specific to the Internet and related industries; and

•	ability to expand and compete internationally.

OUR STOCK HAS BEEN VOLATILE AND MAY CONTINUE TO BE VOLATILE IN THE FUTURE, WHICH MAY LIMIT OUR OPERATING FLEXIBILITY

     Historically, our stock price has been extremely volatile and we cannot assure that the price of our common stock will not decline or be extremely volatile in the future. It is likely that, in some future quarter, our operating results may be below historical levels, and/or the expectations of public market analysts and investors and, as a result of these or other factors, the price of our common stock may fall and/or significantly fluctuate.

     Since our initial public offering in June 1999, the per share trading price of our common stock has ranged from an intra-day high of $114.50 on November 15, 1999 to an intra-day low of $4.81 on December 21, 2000. Our stock price may change due to a variety of factors, including those described above in the risk factor entitled “Our Quarterly Financial Results Are Subject To Significant Fluctuations Because Of Many Factors.” In addition, short-term changes in our stock price may have little relationship to our financial results. We have in the past experienced significant declines in our stock price following announcements of changes in affiliate relationships, even when the particular affiliate relationship did not provide significant paid introductions or result in a significant amount of revenue from advertisers who received paid introductions through Overture as supplied by such affiliates. If our stock price is low, it may limit our ability to raise capital or pursue strategic opportunities, such as acquisitions. In addition, it may reduce the incentive value of our stock options and harm employee morale.

OUR LIMITED OPERATING HISTORY MAKES PLANNING FOR OUR FUTURE OPERATIONS MORE DIFFICULT

     As a result of our limited operating history, it is difficult to accurately forecast our revenue, and we have limited meaningful historical financial data upon which to base planned operating expenses. We plan to increase our operating expenses to expand our marketing and sales operations and broaden our customer support capabilities. We base our current and future expense levels on our operating plans and estimates of future revenue. Other than a portion of our affiliate costs, our expenses are relatively fixed. Revenue and operating results are difficult to forecast because they generally depend upon the volume of the searches conducted on our service, the amounts bid by advertisers for search listings on the service and the number of advertisers that bid on the service, each of which we cannot control directly. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. We also may be unable to increase our spending and expand our operations in a timely manner to adequately meet user demand, to the extent such demand exceeds our expectations.

WE DEPEND ON A LIMITED NUMBER OF SOURCES TO DIRECT CONSUMERS AND BUSINESSES TO OUR SERVICE TO CONDUCT SEARCHES

     The consumers and businesses who conduct searches on our service come primarily from a limited number of sources. Our sources for consumers and businesses conducting searches are members of our affiliate network, including portals, browsers, and other affiliates and our Web site. In any given month, we typically depend upon one or a few of these sources for a significant amount of searches conducted on our service. Revenue is generated from clickthroughs that users make on advertisers’ listings and, generally, the more traffic from any given source, the greater number of clickthroughs we will generate.

     Of Overture’s total paid introductions, for the three months ended June 30, 2002, approximately 51%, 18% and 31% came from our portal, browser, and other affiliates and our Web site, respectively. In addition, during the three months ended June 30, 2002, Microsoft (primarily msn.com and Microsoft Internet Explorer Panel) and Yahoo supplied approximately 53% of our total paid introductions and we earned approximately 57% of our total revenue from advertisers who received paid introductions through Overture as supplied by Microsoft (primarily msn.com and Microsoft Internet Explorer Panel) and Yahoo. Unfavorable changes to either agreement (including, but not limited to a change in implementation) or loss of either relationship would materially and adversely affect our revenue and results of operations.

     The following represents our top 10 affiliates based on revenue (which was approximately 75% of total revenue) that we earned during the three months ended June 30, 2002 from our advertisers, who received paid introductions through Overture as supplied by these affiliates. The table that follows is in order of expiration date; Microsoft agreements are combined. The table includes those agreements, which continue, at minimum, through the quarter ending September 30, 2002.

Affiliate	Commencement	Expiration Date

Microsoft Internet Explorer Panel msn.com	July 2001 February 2002	September 2002 December 2003

Freeserve (U.K.)	November 2000	November 2002

Oingo.com	May 2001	May 2003

AltaVista	May 2002	May 2003

Netscape Premier Provider	July 2002	June 2003

Comet Systems	July 2002	July 2003

Terra Lycos	September 2001	November 2003

InfoSpace: (Excite, Dogpile and Webcrawler)	November 2001	February 2004

CNET	May 2002	May 2004

Yahoo	May 2002	April 2005

     If we do not renew our affiliate agreements or replace these searches with other sources and grow our advertising base, our revenue may be materially, adversely affected. We depend on each of our portal and browser affiliates and the loss of any of these affiliates could harm our business, ability to generate revenue and operating results.

     The amount of traffic from each of our affiliates has varied, and we expect it will continue to vary, from quarter to quarter, sometimes significantly. Moreover, while we seek to align economic incentives, most of Overture's affiliate agreements contain limitations and provide varying levels of discretion to the affiliate in the implementation of our service. In addition, we have been and are likely to be dependent on searches from a limited number of affiliates. If we are unable to replace traffic from any of our large affiliates after expiration of our contract with them or if our relationship with any of our larger affiliates deteriorates, it could seriously harm our business, financial condition and results of operations. Overture’s agreements with its affiliates vary in initial duration from three months to three years, and depending on the agreement, may be terminable upon the occurrence of certain events, including for our failure to meet certain service levels, for general breaches of agreement terms, for changes in control or in some instances, at will. Both Microsoft and Yahoo may terminate their agreements with Overture upon a change of control in the ownership of Overture. If any of the foregoing termination events occur, the related agreement could terminate earlier than the expiration date, and/or we may incur additional obligations. We may not be successful in renewing any of these agreements, or if they are renewed, any new agreement may not be on as favorable terms. We may not be successful in entering into agreements with new affiliates on commercially acceptable terms. In addition, several of these affiliates may be considered potential competitors.

OUR SUCCESS IS DEPENDENT UPON FURTHER DEVELOPING AND MAINTAINING OUR AFFILIATE NETWORK

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

     Since we rely on a limited number of affiliates for our paid introductions, consolidation among affiliates or potential affiliates, or an acquisition by an affiliate of a competitor, could harm our operating results and reduce our competitive position. For example, if a third party that has pre-existing relationship with one of our search competitors acquires one of our affiliates, we may lose our relationship with our affiliate in favor of the competitor. In some cases, these third parties have exclusive relationships with our competitors that would prohibit our affiliate from continuing a relationship with us after they are acquired. If one of our existing affiliates were to combine with another one of our affiliates, it would likely increase the negotiating power of these affiliates relative to us, and as a result, our financial results may suffer. We believe that consolidation among Internet sites will continue in the future, particularly as smaller firms have difficulty raising capital in the current environment. In addition, if an affiliate were to acquire one of our competitors, we could lose our relationship with that affiliate.

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

A SIGNIFICANT PORTION OF OUR REVENUE IS CONCENTRATED AMONG A SMALL PORTION OF ADVERTISERS

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

OUR INDUSTRY IS HIGHLY COMPETITIVE, AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY

     Overture competes with online services, other Web sites and advertising networks such as DoubleClick, Inc. and 24/7 Media, Inc., as well as traditional offline media such as television, radio and print, for a share of advertisers’ total advertising budgets. Accordingly, Overture may face increased pricing pressure for the sale of advertisements and direct marketing opportunities, which could have a material adverse effect on our business, operating results and financial condition.

     Overture also competes with providers of Web directories, search, and information services, all of which offer search and pay-per-click advertising services competitive to those provided by Overture, including, among others, AltaVista, AOL, Ask Jeeves, Inc., CNET, Inc., Espotting Media, Inc., Fast Search &Transfer ASA, FindWhat.com, Inc., Google, Inc., Inktomi Corporation, LookSmart, Ltd., Microsoft Corporation (LinkExchange, Inc. and msn.com), PRIMEDIA (through its About.com Sprinks product), Terra Lycos (including HotBot) and Yahoo! We have affiliate arrangements with companies that currently provide other search and advertising services, which may indirectly compete with our offerings, and may in the future offer their own pay-per-click search service.

     Recently, some of our search service competitors, such as Espotting, FindWhat, Google and Terra Lycos, have introduced pay-per-click advertising services that are similar to ours. Although we believe that our large network of affiliates, number of advertisers and proprietary technology differentiate our service from those of these competitors, we cannot assure you that another search service will not successfully offer a competitive pay-per-click advertising product. We believe it is likely that there will be additional entrants to the pay-per-click search market. These new competitors will likely compete against us for affiliate arrangements and therefore may require us to enter into affiliate agreements with less favorable terms or we may lose traffic from some affiliates. These new competitors will also compete with us for users, which could reduce our number of clickthroughs and total revenues. These new competitors could therefore have a material adverse effect on our business, operating results and financial condition.

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

WE ARE DEPENDENT UPON OUR COMPUTER AND COMMUNICATION SYSTEMS

     Our business depends on our ability to provide high capacity data transmission without system downtime and upon our transaction processing systems and network infrastructure. Furthermore, we rely on many different software applications, some of which have been developed internally. If these hardware and software systems fail, it would adversely affect our business and results of operations. If we receive a significant unexpected increase in usage and are not able to rapidly expand our transaction-processing systems and network infrastructure without any systems interruptions in order to accommodate this increase, it could seriously harm our business. We have experienced occasional systems interruptions in the past as we grew, and we cannot assure you we will not incur any such interruption in the future.

OUR BUSINESS COULD BE SIGNIFICANTLY HINDERED BY THE OCCURRENCE OF NATURAL DISASTERS AND OTHER CATASTROPHIC EVENTS

     Our business is susceptible to natural disasters and other catastrophic events. We have a redundant hardware and software system for our services at an alternate site, which is part of our disaster recovery plan. A disaster recovery plan is intended to prevent interruptions for an indeterminate length of time due to natural disasters and other catastrophic events such as fire, flood, earthquake, power loss, telecommunications failure, break-in, sabotage or a similar event. Despite these redundant systems, we believe that no system can fully prevent outages and downtime, which could severely damage our business and adversely affect results of operations. Our operations depend upon our ability to maintain and protect our computer systems, which are located in Pasadena, California and at other offsite locations. These offsite locations are managed by third parties in California, Virginia, Washington State, Colorado and Ireland.

     Any system failure, including network or hardware failure, that causes an interruption in our service or our affiliates’ service or the security of any other Internet provider or a decrease in responsiveness could result in reduced traffic and reduced revenue. Although we believe that the redundant systems are adequate, the back-up servers could fail or cause interruptions in our service.

     Our California and Washington State sites exist on or near known earthquake fault zones. A catastrophe in any of our business centers, in particular, in Pasadena, California could cause interruption to our service, including but not limited to, the services requiring customer service, editorial, data processing and other managerial functions as a result of incapacitation to people, processes or systems. We do not have multiple sites for our call center and editorial department which are both located at our Pasadena, California office. An interruption in our ability to provide customer support and editorial services would adversely affect our business. The occurrence of a natural disaster or unanticipated problems at our principal headquarters or at a third-party facility could cause interruptions or delays in our business, loss of data or could render us unable to provide some services. In addition, failure by the third-party facility to provide the data communications capacity required by us, as a result of human error, natural disaster or other operational disruptions, could cause interruptions in our service. The occurrence of any or all of these events could adversely affect our reputation, brand and business, which could have a material adverse effect on our business, operating results and financial condition.

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

WE MAY BE UNABLE TO EXECUTE OUR BUSINESS MODEL IN INTERNATIONAL MARKETS

     One component of our strategy is to expand our operations into selected international markets. For example, we launched our service in the United Kingdom in November 2000 and launched our German-language search service in February 2002. We plan to launch our service in France in the third quarter of 2002 and Japan in the first quarter of 2003. To date, we have only operated internationally in a few countries, and we may be unable to execute our business model in these markets or new markets. Further, foreign providers of competing online services may have a substantial advantage over us in attracting users in their country due to earlier established businesses in that country, greater knowledge with respect to the cultural differences of users residing in that country and/or their focus on a single market. We expect to continue to experience higher costs as a percentage of revenues in connection with the development and maintenance of international online services. International markets we have selected may not develop at a rate that supports our level of investment; therefore we expect to continue to incur losses in the near term. In particular, international markets typically have been slower than domestic markets in adopting the Internet as an advertising and commerce medium.

     In pursuing our international expansion strategy, we face several additional risks, including:

•	lower per capita Internet usage in many countries abroad, due to a variety of causes such as lower disposable incomes, lack of telecommunications and computer infrastructure and questions regarding adequate online security for e-commerce transactions;

•	relatively small Internet markets in some countries, which may prevent us from aggregating sufficient traffic and advertising revenues and scaling our business model in those countries;

•	lower usage of the Internet for e-commerce transactions; thus limiting the number of advertisers that uses our service;

•	entering into affiliate agreements with traffic acquisition cost as a percentage of revenue that is not as favorable as in the U.S. during the initial stage of the market’s development;

•	our potential inability to aggregate a large amount of Internet traffic and find and develop relationships with international advertisers, consumers and businesses, and affiliates;

•	competition in international markets from a broad range of competitors, including but not limited to, Espotting, Google, LookSmart and other United States and foreign search engines, content aggregators and portals, some of which have greater local experience than we do;

•	clickthrough rates in international markets may differ from U.S. rates;

•	difficulties in recruiting qualified and knowledgeable staff and in building locally relevant products and services, which could prevent us from aggregating a large advertiser base;

•	price per paid introduction in international markets may vary from the U.S.;

•	higher costs of doing business in foreign countries, including different employment laws;

•	trade barriers and unexpected changes and differences in regulatory, tax and legal requirements applicable to Internet services; and

•	the application of transfer pricing regulations by taxing authorities in various jurisdictions worldwide, who may disagree with our determinations as to the income and expenses attributable to specific jurisdictions, which could result in Overture’s paying additional taxes, interest and penalties;

•	technological differences that vary by marketplace, which we may not be able to support;

•	longer payment cycles and foreign currency fluctuations.

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

     Some of our advertisers have limited operating histories, are operating at a loss, have limited cash reserves or have limited access to capital. If an advertiser experiences financial difficulties, the advertiser may stop advertising suddenly or may lack the ability to pay amounts owed. In addition, in some instances we extend credit to advertisers who may default on their accounts receivable. If any significant part of our advertiser base experiences financial difficulties, is not commercially successful or is unable to pay our advertising fees for any other reason, our business, operating results and financial condition will be materially and adversely affected.

WE FACE RISKS OF CLAIMS FROM THIRD PARTIES FOR INTELLECTUAL PROPERTY INFRINGEMENT AND OTHER MATTERS THAT COULD ADVERSELY AFFECT OUR BUSINESS

     Our services operate in part by making Internet services and content available to our users. This creates the potential for claims to be made against us, either directly or through contractual indemnification provisions with third parties. These claims might, for example, be made for defamation, negligence, copyright, trademark or patent infringement, personal injury, invasion of privacy or other legal theories. Allegations are made against us from time to time concerning these types of claims. For example, we are in litigation with companies that have alleged that allowing advertisers to bid on certain search terms constitutes trademark infringement. Although we deny such allegations, these and other claims could result in costly litigation and be time consuming to defend, divert management’s attention and resources, cause delays in releasing new or upgrading existing services or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on acceptable terms, if at all.

     If a court were to determine that the sale of advertising related to certain search terms via our business model constitutes trademark infringement or some other form of liability, it could negatively impact our revenues and business and the Company might as a result decide to change the general manner in which it accepts bids on certain search terms or change other practices, and this change might have a material adverse effect upon the results of operations, cash flows or financial position of the Company.

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

POTENTIAL ACQUISITIONS COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE AND ADVERSELY AFFECT OUR OPERATING RESULTS

     We may make investments in or acquire complementary products, technologies and businesses. These acquisitions and investments could disrupt our ongoing business, distract our management and employees and increase our expenses. If we acquire a company, we could face difficulties in assimilating that company’s personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. Acquisitions of additional services or technologies also involve risks of incompatibility and the need for integration into our existing services and marketing, sales and support efforts. Previous acquisitions have not been successful. If we finance the acquisitions by issuing equity securities, this could dilute our existing stockholders. Any amortization of intangible assets, or other charges resulting from the costs of these acquisitions could have a material adverse effect on our business, operating results and financial condition. In addition, we may pay more for an acquisition than an acquired product, technology or business is ultimately worth. We ceased operations of GoTo Shopping, a business we acquired, and we completed a management buyout of GoTo Auctions, a business we acquired, whereby the operating management of GoTo Auctions purchased GoTo Auctions’ assets from Overture. We have incurred charges related to the impairment of the assets acquired in connection with our exit from the auctions operations and comparison shopping operations, and incurred charges relating to our exit from the GoTo Auctions and GoTo Shopping operations, in the year ending December 31, 2001.

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

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES MAY DAMAGE OUR BUSINESS

     The laws and regulations applicable to the Internet and our services are evolving and unclear and could damage our business. There are currently few laws or regulations directly applicable to access to, or commerce on, the Internet. Due to the increasing popularity and use of the Internet, it is possible that Internet laws and regulations may be adopted, covering issues such as user privacy, defamation, database protection, consumer protection, pricing, taxation, content regulation, quality of products and services, and intellectual property ownership and infringement. Such legislation could expose Overture to substantial liability as well as dampen the growth in use of the Internet, decrease the acceptance of the Internet as a communications and commercial medium, or require Overture to incur significant expenses in complying with any new regulations. The Federal Trade Commission (FTC), in response to a petition from a private organization, has been reviewing the way in which the search engine industry discloses paid placement or paid inclusion practices to the user. Recently, the FTC staff issued guidance on the matter in the form of letters to the petitioner and to members of the industry, including Overture. The letters stated the staff’s position on what disclosures are necessary to avoid misleading users about the effect payments to the search engine may have on the inclusion or ranking of listings in the search results. This guidance may differ from the existing practices of some in the industry, including our practices and those of some of our affiliates. The FTC has not yet taken any enforcement action to date against us or any of our affiliates. If the FTC were to take such enforcement action that resulted in changes in the labeling or other disclosure of our Pay-For-Performance listings, it may reduce the desirability of our services, and our business and the business of some of our affiliates could be harmed. In addition, we and some of our affiliates have recently adjusted the nature of the disclosures on a voluntary basis, or are likely to do so in the future, and such disclosures may reduce the desirability of our service, which could adversely affect our business.

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

CONTINUED ADOPTION OF THE INTERNET AS A METHOD OF CONDUCTING BUSINESS IS NECESSARY FOR OUR FUTURE GROWTH

     The failure of the Internet to continue to develop as a commercial and business medium would have a material adverse effect on our business, operating results and financial condition. The widespread acceptance and adoption of the Internet by traditional businesses for conducting business and exchanging information is likely only if the Internet provides these businesses with greater efficiencies and improvements.

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

WE CANNOT ASSURE YOU WE WILL NOT INCUR NET LOSSES IN ANY PARTICULAR FUTURE PERIOD

     Prior to the three months ended September 30, 2001, we had a history of losses and we cannot assure you we will not incur net losses again in any particular future period. Although we had net income of approximately $46.8 million in the six months ended June 30, 2002 and net income of approximately $20.2 million for the year ended December 31, 2001, we had net losses of approximately $458.6 million for the year ended December 31, 2000. Because our expense levels are relatively fixed in the short term, if our revenues do not keep pace with our expense levels, we may not sustain or increase profitability in any particular quarter or we may incur losses again. We expect to continue to increase our marketing, sales and service and general and administrative expenses and we cannot be certain that revenue growth will continue to grow. If our revenue growth does not continue, we may experience a loss in one or more future periods and it may as a result cause our stock price to decline. This may in turn impact our ability to implement our business strategy.

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

     Investments in both fixed rate and floating rate interest earning instruments carry varying degrees of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest rate risk than fixed rate securities, floating rate securities may produce less income than expected if interest rates decrease. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if securities are sold that have declined in market value due to changes in interest rates. As of June 30, 2002, our fixed income investments had an unrealized gain of $0.3 million. Assuming an average investment balance of $183 million, if rates were to increase (decrease) by 100 basis points, this would translate to an increase (decrease) in interest income of approximately $1.8 million annually.

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

     Overture’s exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to Overture’s foreign sales subsidiaries. Overture is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on Overture’s results for the six months ended June 30, 2002 was not material.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is subject to litigation brought against it in the ordinary course of business. The Company is a defendant in three trademark infringement actions (JR Cigar, Mark Nutritionals (“MNI”) and PlasmaNet). The plaintiffs in these cases allege that they have trademark rights in certain search terms and that the Company violates these rights by allowing competitors of the plaintiffs to bid on these search terms. While the amount of damages that are claimed and that in the worst case conceivably could be awarded in one or more of these lawsuits might have a material effect on the results of the Company’s operations, cash flow or financial position, the Company believes that it has meritorious defenses to liability and damages in each of these lawsuits and it is contesting them vigorously. If the Company were to incur one or more unfavorable judgments that in themselves are not material, or if there was a development in the law in a similar case to which the Company is not a party that was negative to the Company’s position, the Company might as a result decide to change the general manner in which it accepts bids on certain search terms, and this change might have a material adverse effect upon the results of operations, cash flows or financial positions of the Company.

     The Company is also currently in separate litigations with Google and FindWhat in which the Company is alleging that these parties infringe the Company’s U.S. Patent No. 6,269,361 (“the ’361 patent”) entitled “System And Method For Influencing A Position On A Search Result List Generated By A Computer Network Search Engine.” The ’361 patent protects various features and innovations relating to bid-for-placement products and Overture’s Pay-For-Performance search technologies, including our DirecTraffic Center account management system and tools. In each litigation, the defendants have alleged invalidity and unenforceability of the ’361 patent. When the validity and enforceability of the ’361 patent is determined, in either litigation, that determination may have a material effect on the Company’s competitive position.

     The following sets forth details regarding the above-described litigation and other litigation which may be material to the Company.

     On October 2, 2000, 800-JR-Cigar, Inc. (“JR Cigar”) served a complaint against the Company in the United States District Court for the District of New Jersey alleging that the Company has committed acts of trademark infringement, trademark dilution, unfair competition, consumer fraud and deceptive telemarketing. JR Cigar’s allegations are based on the Company’s allowing competitors to bid on the term “jr cigar” (and related terms) in order to obtain priority when an Internet user searches for cigar related Web sites. The parties have filed motions for summary judgment, which have been fully briefed and are pending before the court. A trial date has not been scheduled. Overture believes that it has meritorious defenses to the allegations and is contesting the allegations vigorously.

     On June 19, 2001, InternetFuel.com, Inc. filed a complaint against Overture in the Superior Court of the State of California for the County of Los Angeles. The complaint alleges that Overture wrongfully terminated an agreement pursuant to which InternetFuel participated in Overture’s affiliate program and that Overture did not properly account for monies owed under that agreement. The complaint also alleges libel for messages allegedly placed by Overture on an Internet forum, and it contains claims of unfair business practices. The complaint seeks, among other remedies, monetary damages for the value of the terminated agreement and for alleged harm to InternetFuel’s reputation, punitive and exemplary relief and an injunction against alleged unfair business practices. In December 2001, Overture successfully moved the court to transfer the case to arbitration. The parties have selected an arbitrator. Arbitration is scheduled for September 2002. Overture believes that it has meritorious defenses to the allegations and is contesting the allegations vigorously.

     On July 12, 2001, the first of several purported securities class action lawsuits was filed in the United States District Court, Southern District of New York against certain underwriters involved in Overture’s initial public offering, Overture, and certain of Overture’s current and former officers and directors. The Court consolidated the cases against Overture into case number 01 Civ. 6339. Plaintiffs allege, among other things, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 involving undisclosed compensation to the underwriters, and improper practices by the underwriters, and seek unspecified damages. Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin. On April 19, 2002, plaintiffs filed an amended complaint, alleging Rule 10b-5 claims of fraud. Overture continues to deny the allegations against it and believes that it has meritorious defenses to the amended complaint, and intends to contest the allegations vigorously. On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards and the remainder of the briefing is expected to take place over the next several months. Discovery has been and remains stayed in the case.

     On January 25, 2002, the Company filed a complaint for patent infringement against FindWhat.com (“FindWhat”) in the United States Federal Court in Los Angeles. The lawsuit charges FindWhat with willful infringement of the ’361 patent. The Company also seeks a permanent injunction against FindWhat, an award of increased damages, and an award of attorney’s fees, costs and expenses. Also on January 25, 2002, FindWhat served the Company with an amended complaint filed in Federal Court in New York for declaratory judgment of invalidity, unenforceability and non-infringement relating to the Company’s ’361 patent. (The original complaint was never served on the Company.) The Company has moved to dismiss FindWhat’s New York action in favor of the Company’s California action. Discovery is stayed in both cases pending a ruling by the New York court on the motion.

     On January 28, 2002, MNI filed a complaint against the Company in the United States District Court for the Western District of Texas. The initial complaint was never served on the Company. An amended complaint was served on the Company on February 6, 2002. The amended complaint alleges that the Company has committed acts of trademark infringement, trademark dilution, unfair competition, misappropriation and tortious interference with prospective economic advantage. MNI’s allegations are based on the Company’s allowing competitors to bid on the term “body solutions” (and related terms) in order to obtain priority when an Internet user searches for diet-related Web sites. The Company is indemnifying and defending an affiliate, who has been named a defendant in a related action. Overture believes that it has meritorious defenses to the allegations and is contesting the allegations vigorously.

     On January 31, 2002, a complaint was filed against the Company as a result of its acquisition in May 2000 of AuctionRover.com, Inc., and other defendants in North Carolina Superior Court by an individual, Paul Rony, relating to alleged trade secrets concerning interaction with Internet auction Web sites. The causes of action alleged against the Company include misappropriation of trade secrets, quantum meruit, and constructive trust. Overture believes that it has meritorious defenses to the allegations and is contesting the allegations vigorously. The parties are in the early phase of the discovery process.

     On February 20, 2002, Overture filed a complaint against Did-It.com, Inc. for trespass, unfair competition and violations of the Computer Fraud and Abuse Act. In response to Overture’s complaint, on June 14, 2002, Did-It filed a counterclaim against Overture alleging federal and state antitrust violations, violations of the Unfair Trade Practices Act, fraud and deceit, negligent misrepresentation, false and misleading advertising, unfair competition, interference with contract and prospective economic advantage and violations of California Civil Code Section 1812.600, et.seq. . Overture believes that it has meritorious defenses to the allegations and is contesting the allegations vigorously.

     On April 23, 2002, PlasmaNet, Inc. filed a complaint against the Company in the United States District Court for the Southern District of New York. An amended complaint was served on August 9, 2002. The amended complaint alleges that the Company has committed acts of trademark infringement, trademark dilution, unfair competition, false advertising and tortious interference with prospective economic advantage. PlasmaNet’s allegations are based on the Company allowing competitors to bid on the terms “freelotto” and “free lotto” (and related terms) in order to obtain priority when an Internet user searches for free lotto related Web sites. Overture believes that it has meritorious defenses to the allegations and is contesting the allegations vigorously.

     On April 23rd, 2002, Overture filed a patent infringement lawsuit against Google Inc. in the United States District Court for the Northern District of California. The lawsuit charges Google with willful infringement of the ’361 Patent. The Company also seeks permanent injunction against Google, an award of increased damages, and an award of attorney’s fees, costs and expenses. On June 7, 2002, Google filed its answer to the Overture complaint, denying that it infringes the ’361 Patent and alleging counter claims of non-fringement, invalidity and unenforceability relating to the ’361 Patent. The parties are in the initial phase of the discovery process, which began on August 5, 2002.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of stockholders held on May 23, 2002, the following proposals were adopted by the margins indicated:

(1)	To elect two directors to hold office for a term of three years until the annual meeting of stockholders in the year 2004 (Class III directors):

	Votes For	Votes Withheld

Linda Fayne Levinson	40,890,034	9,972,267
Ted Meisel	32,532,665	18,329,636

     Robert Kavner and Steve Alesio continue serving as directors until the annual meeting of stockholders in the year 2003 (Class I directors). William Gross and William Elkus continue serving as directors until the annual meeting of stockholders in the year 2004 (Class II directors).

(2)	Ratification of appointment of Ernst & Young LLP as Overture’s independent auditors for the 2002 fiscal year.

Votes For	Votes Against	Abstain	Broker Non-Votes

48,447,146	2,394,822	20,333	0

ITEM 5. OTHER INFORMATION

     On May 31, 2002, Jeffrey Brewer resigned as a member of the Board of Directors in order to pursue personal interests.

     On August 2, 2002, Overture announced that Terrell “Terry” Jones, former Chief Executive Officer of Travelocity, was named to Overture’s Board of Directors, effective August 1, 2002.

     In addition to audit services, Overture’s auditor, Ernst & Young LLP, provided the following non-audit services to Overture: (1) preparation of U.S. and international tax returns and advice on related tax matters and (2) consultation on compensation and equity related matters. The Audit Committee of Overture’s Board of Directors has directed that the Company cease engagement of Ernst & Young to provide non-audit services to the Company following a reasonable transition period for Overture to transition such work to other service providers. The Audit Committee reviewed and approved Ernst & Young’s engagement to provide these non-audit services in the transition period.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission.

EXHIBIT
NUMBER

3.1	Amended and Restated Certificate of Incorporation of GoTo.com Inc.
3.2	Certificate of Ownership and Merger Merging Overture Services, Inc. into GoTo.com, Inc.
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Overture Services, Inc. *
3.4	Bylaws of Overture Services, Inc. **
4.1	Specimen Stock Certificate***
10.1	Form of Change of Control Severance Agreement between Overture and each of Ted Meisel, Jaynie Studenmund and Todd Tappin effective June 30, 2002
10.2	Distribution agreement between Overture and Microsoft (GoTo-in-a-Box or Internet Explorer Panel) effective as of April 15, 2001 and amendments effective as of July 12, 2001 and June 18, 2002****
10.3	Distribution agreement between Overture and Microsoft (msn.com) effective as of December 19, 2001 and amendment effective as of March 17, 2002****
10.4	Distribution agreement between Overture and Yahoo effective as of May 1, 2002****
99.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed as Exhibit 3.3 to the Registrant’s Form 10-Q filed on May 15, 2002 and incorporated by reference herein.

**	Previously filed as Exhibit 3.3 to the Registrant’s Form 8-A filed on March 25, 2002 and incorporated by reference herein.

***	Previously filed as Exhibit 4.1 to the Registrant’s Form 8-K filed on March 25, 2002 and incorporated by reference herein.

****	Confidential treatment requested on certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2002	OVERTURE SERVICES, INC.

	By	/s/ Todd Tappin

Todd Tappin Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER

3.1	Amended and Restated Certificate of Incorporation of GoTo.com Inc.
3.2	Certificate of Ownership and Merger Merging Overture Services, Inc. into GoTo.com, Inc.
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Overture Services, Inc. *
3.4	Bylaws of Overture Services, Inc. **
4.1	Specimen Stock Certificate***
10.1	Form of Change of Control Severance Agreement between Overture and each of Ted Meisel, Jaynie Studenmund and Todd Tappin effective June 30, 2002
10.2	Distribution agreement between Overture and Microsoft (GoTo-in-a-Box or Internet Explorer Panel) effective as of April 15, 2001 and amendments effective as of July 12, 2001 and June 18, 2002****
10.3	Distribution agreement between Overture and Microsoft (msn.com) effective as of December 19, 2001 and amendment effective as of March 17, 2002****
10.4	Distribution agreement between Overture and Yahoo effective as of May 1, 2002****
99.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed as Exhibit 3.3 to the Registrant’s Form 10-Q filed on May 15, 2002 and incorporated by reference herein.

**	Previously filed as Exhibit 3.3 to the Registrant’s Form 8-A filed on March 25, 2002 and incorporated by reference herein.

***	Previously filed as Exhibit 4.1 to the Registrant’s Form 8-K filed on March 25, 2002 and incorporated by reference herein.

****	Confidential treatment requested on certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.