Form 10-Q
period 2002-09-30
OVERTURE SERVICES INC
filed 2002-11-12
CIK 1060439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes [X]     No [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

58,419,157 shares of Common Stock, $0.0001 par value, as of September 30, 2002.

OVERTURE SERVICES, INC.

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OVERTURE SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amount)

	September 30,	December 31,
	2002	2001

	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$60,521	$61,974
Short-term investments	127,820	71,837
Accounts receivable, net	25,713	10,973
Prepaid expenses, deferred tax assets and other	15,246	1,920
Prepaid traffic acquisition expense	15,345	8,590

Total current assets	244,645	155,294

Property and equipment, net	52,019	27,966
Intangible assets, net	1,467	2,042
Restricted investments	—	5,744
Long-term investments	32,659	36,476
Long-term prepaid traffic acquisition expense and other assets	38,905	4,405

Total assets	$369,695	$231,927

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$66,800	$38,111
Accrued expenses	11,535	5,271
Deferred revenue	13,202	8,949
Current portion of capital lease obligations	—	89

Total current liabilities	91,537	52,420
Long-term liabilities	—	64

STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value, 200,000 shares authorized as of September 30, 2002 and December 31, 2001; shares issued and outstanding — 58,419 and 57,616 as of September 30, 2002 and December 31, 2001, respectively	6	6
Additional paid-in capital	695,463	662,039
Deferred compensation, net	(409)	(763)
Accumulated deficit	(418,229)	(481,863)
Accumulated other comprehensive income	1,327	24

Total stockholders’ equity	278,158	179,443

Total liabilities and stockholders’ equity	$369,695	$231,927

The accompanying notes are an integral part of the consolidated financial statements.

OVERTURE SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenue	$172,749	$72,523	$468,090	$186,945
Operating expenses:
Search serving	8,303	6,050	22,997	15,920
Traffic acquisition	101,391	38,551	259,831	110,161
Marketing, sales and service	15,216	6,412	39,083	20,015
General and administrative	19,427	10,769	53,058	31,887
Product development	4,505	2,768	13,877	9,707
Amortization of deferred compensation and intangible assets	411	505	1,230	1,552
Loss on disposition of GoTo Auctions and GoTo Shopping	—	—	—	3,611

	149,253	65,055	390,076	192,853

Income (loss) from operations	23,496	7,468	78,014	(5,908)
Other income:
Interest income, net	1,056	1,177	2,893	2,965
Other income, net	85	479	932	2,488

Income (loss) before income taxes	24,637	9,124	81,839	(455)
Provision for income taxes	7,776	150	18,205	150

Net income (loss)	$16,861	$8,974	$63,634	$(605)

Basic net income (loss) per share	$0.29	$0.16	$1.10	$(0.01)

Diluted net income (loss) per share	$0.28	$0.15	$1.06	$(0.01)

Weighted average shares used to compute basic net income (loss) per share	58,199	55,552	57,897	52,225
Weighted average shares used to compute diluted net income (loss) per share	60,098	58,324	60,291	52,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

OVERTURE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands; unaudited)

	Nine Months Ended
	September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$63,634	$(605)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Tax benefits from stock options	18,206	—
Loss from sale of property and equipment	1,059	—
Unrealized losses from investments	642	72
Non-cash portion of closure and disposition charges	—	2,999
Depreciation and amortization	15,803	11,986
Changes in operating assets and liabilities:
Accounts receivable	(14,740)	(2,517)
Prepaid expenses, deferred tax assets and other	(12,349)	(1,268)
Prepaid traffic acquisition expense	(40,175)	9,855
Accounts payable and accrued expenses	34,889	4,183
Deferred revenues	4,253	2,569

Net cash provided by operating activities	71,222	27,274

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term and long-term investments, net	(46,820)	(17,300)
Capital expenditures for property and equipment, and other assets	(41,066)	(15,877)

Net cash used in investing activities	(87,886)	(33,177)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	14,241	65,531
Repayments under lease line	(89)	(666)

Net cash provided by financing activities	14,152	64,865
Effect of exchange rate changes on cash and cash equivalents	1,059	50
Net increase (decrease) in cash and cash equivalents	(1,453)	59,012
Cash and cash equivalents at beginning of period	61,974	12,986

Cash and cash equivalents at end of period	$60,521	$71,998

The accompanying notes are an integral part of these condensed consolidated financial statements.

OVERTURE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	THE COMPANY, BASIS OF PRESENTATION

     Overture Services, Inc. (the Company or Overture) is the leader in Pay-For-Performance search on the Internet. We introduce consumers and businesses that search the Internet to advertisers who bid for placement in our search results, which are ranked by the advertisers’ bid price; the higher the bid price, the higher the ranking. Advertisers pay for each paid-introduction (paid click or click-through) they receive based on the bid price. Advertisers may bid only on keywords that are relevant to their offering. Advertisers pay us when consumers and businesses click on the advertisers’ search listings, so we refer to our service as Pay-For-Performance search. We distribute our search results to consumers and businesses through our affiliates, a network of portals, Web browsers, Internet service providers and other Web properties, as well as through our own Web site. We believe our service offers advertisers a highly targeted, controllable and cost-effective marketing solution and provides affiliates with incremental revenue and a relevant search service.

     The Company was incorporated on September 15, 1997 in the state of Delaware and officially launched its services on June 1, 1998. On October 8, 2001, the Company changed its corporate name from GoTo.com, Inc. to Overture Services, Inc. and changed its Nasdaq Stock Market trading symbol to “OVER.” The Company operates in one reportable business segment.

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

     The Company accounts for comprehensive income (loss) using Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130). SFAS 130 establishes standards for reporting comprehensive income (loss) and its components in financial statements. Comprehensive income (loss), as defined therein, refers to revenues, expenses, gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders’ equity. The differences between total comprehensive income and net income (loss) for the nine months ended September 30, 2002 and September 30, 2001 were approximately $1.3 million and $250,000, respectively.

3.	EARNINGS (LOSS) PER SHARE COMPUTATION

     Shares used in computing basic and diluted net income (loss) per share are based on the weighted average shares outstanding in each period. Basic net income (loss) per share is calculated by dividing net income (loss) by the average number of outstanding shares during the period. Diluted net income (loss) per share is calculated by adjusting the average number of outstanding shares assuming conversion of all potentially dilutive stock options and unvested stock under the treasury stock method. For the nine months ended September 30, 2001, potentially dilutive stock options and unvested stock were excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive.

     Options to purchase approximately 9.1 million and 7.9 million shares of common stock were outstanding as of September 30, 2002 and 2001, respectively. In addition, as of September 30, 2002, there were approximately 51,000 shares of unvested common stock outstanding, which are subject to repurchase by Overture.

4.	INCOME TAXES

     Overture generated taxable income during the nine months ended September 30, 2002, however a tax provision was recorded that was less than the statutory rate due to the benefit from the release of the valuation allowance relating to deferred tax assets. As of December 31, 2001, Overture had net operating loss (“NOL”) carryforwards available to reduce future federal and state taxable income. These NOLs and temporary differences (difference between timing of the recognition on a Generally Accepted Accounting Principle basis versus a tax basis) were carried on the balance sheet as deferred tax assets. Financial Accounting Statement Standard No. 109, “Accounting for Income Taxes” (SFAS 109) requires that a valuation allowance be set up to reduce a deferred tax asset to the extent it is more likely than not that the related tax benefits will not be realized. Due to the uncertainty regarding if and when these NOLs would be utilized and temporary differences would reverse, a full valuation allowance was set up against the related deferred tax asset, resulting in a net zero balance for deferred tax assets as of December 31, 2001. The valuation allowance was released during fiscal 2002 based on the expectation of future income from our ordinary and recurring operations and our assessment that the utilization of available tax deductions was more likely than not.

     Because the utilization of other deferred tax assets related to future years, the release of the related valuation allowance was considered a discrete event and the tax benefits were required to be recorded during the three months ended March, 31, 2002. Therefore, no tax provision was recorded in the three months ended March 31, 2002. There were remaining NOL benefits, of which 100% are expected to be taken as a benefit against projected income before taxes for 2002. The Company had a tax provision of approximately $7.8 million for the three months ended September 30, 2002, which was lower than federal and state statutory rates.

     We have deductions that resulted from the exercise of certain stock options and sale of certain related stock by employees. Because no book charge is recorded upon the generation of these deductions, the corresponding tax benefits are recorded directly to stockholders’ equity. However, these deductions will offset taxable income, to the extent available, upon filing the Company’s corporate income tax returns resulting in a cash benefit. In September 2002, the state of California passed legislation suspending the use of the operating loss carryforwards for the 2002 and 2003 tax years. The legislation added two years to the carryforward period for these losses. As a result, Overture will not be able to utilize its California net operating loss carryforwards during 2002 and 2003 against its expected current tax liabilities.

     The following is a reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate:

	Nine Months Ended
	September 30,

	2002	2001

Statutory federal rate	35%	(35)%
State income taxes (net of federal benefit)	5	—
Valuation allowance	(19)	35
Effect of foreign losses benefited at varying rates	4	—
Other	(3)	—

	22%	—%

     The provision for income taxes is composed of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Current:
Federal	$5,298	$—	$21,716	$—
State	4,086	—	5,970	—

Total current	9,384	—	27,686	—

Deferred:
Federal	—	—	(4,795)	—
State	(1,608)	—	(2,165)	—
Foreign	—	—	(2,521)	—

Total deferred	(1,608)	—	(9,481)	—

	$7,776	$—	$18,205	$—

5.	LITIGATION

     The Company is a defendant in four trademark infringement actions (JR Cigar, Mark Nutritionals (“MNI”), PlasmaNet, and Pets Warehouse). The plaintiffs in these cases allege that they have trademark rights in certain search terms and that the Company violates these rights by allowing competitors of the plaintiffs to bid on these search terms. While the amount of damages that are claimed and that in the worst case could be awarded in one or more of these lawsuits might have a material effect on the Company’s results of operations, cash flow or financial position, the Company believes that it has meritorious defenses to liability and damages in each of these lawsuits and it is contesting them vigorously. If the Company were to incur one or more unfavorable judgments that in themselves are not material, or if there was a development in the law in a similar case to which the Company is not a party that was negative to the Company’s position, the Company might as a result decide to change the general manner in which it accepts bids on certain search terms and this change might have a material adverse effect upon the results of operations, cash flows or financial position of the Company.

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

     The following sets forth details regarding the above-described litigation and other litigation, which may be material to the Company.

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

     On June 19, 2001, InternetFuel.com, Inc. filed a complaint against Overture in the Superior Court of the State of California for the County of Los Angeles. The complaint alleges that Overture wrongfully terminated an agreement pursuant to which InternetFuel participated in Overture’s affiliate program and that Overture did not properly account for monies owed under that agreement. The complaint also alleges libel for messages allegedly placed by Overture on an Internet forum, and it contains claims of unfair business practices. The complaint seeks, among other remedies, monetary damages for the value of the terminated agreement and for alleged harm to InternetFuel’s reputation, punitive and exemplary relief and an injunction against alleged unfair business practices. In December 2001, Overture successfully moved the court to transfer the case to arbitration. InternetFuel.com recently supplemented its claims, alleging fraud under California law. Arbitration is currently scheduled for December 2002. Overture believes that it has meritorious defenses to the allegations and is contesting the allegations vigorously.

     On July 12, 2001, the first of several purported securities class action lawsuits was filed in the United States District Court, Southern District of New York against certain underwriters involved in Overture’s initial public offering, Overture, and certain of Overture’s current and former officers and directors. The Court consolidated the cases against Overture into case number 01 Civ. 6339. Plaintiffs allege, among other things, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 involving undisclosed compensation to the underwriters, and improper practices by the underwriters, and seek unspecified damages. Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin. On April 19, 2002, plaintiffs filed an amended complaint, alleging Rule 10b-5 claims of fraud. On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards. On October, 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the Overture IPO litigation, without prejudice. Overture continues to deny the allegations against it, believes that it has meritorious defenses to the amended complaint, and intends to contest the allegations vigorously.

     On January 25, 2002, the Company filed a complaint for patent infringement against FindWhat.com (“FindWhat”) in the United States District Court for the Central District of California. The lawsuit charges FindWhat with willful infringement of the ’361 patent.

The Company also seeks a permanent injunction against FindWhat, an award of increased damages, and an award of attorney’s fees, costs and expenses. Also on January 25, 2002, FindWhat served the Company with an amended complaint filed in the United States District Court for the Southern District of New York for declaratory judgment of invalidity, unenforceability and non-infringement relating to the Company’s ’361 patent. (The original complaint was never served on the Company.) The Company has moved to dismiss FindWhat’s New York action in favor of the Company’s California action. Discovery is stayed in both cases pending a ruling by the New York court on the motion.

     On January 28, 2002, MNI filed a complaint against the Company in the United States District Court for the Western District of Texas. The initial complaint was never served on the Company. An amended complaint was served on the Company on February 6, 2002. The amended complaint alleges that the Company has committed acts of trademark infringement, trademark dilution, unfair competition, misappropriation and tortious interference with prospective economic advantage. MNI’s allegations are based on the Company’s allowing competitors to bid on the term “body solutions” (and related terms) in order to obtain priority when an Internet user searches for diet-related Web sites. The Company is indemnifying and defending an affiliate, who has been named a defendant in a related action. Overture believes that it has meritorious defenses to the allegations and is contesting the allegations vigorously. Trial currently is scheduled in the related case against the Company’s affiliate for April 28, 2003, and trial is currently scheduled in the case against the Company for June 2, 2003. MNI recently filed for protection under Chapter 11 of the bankruptcy code.

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

     On February 20, 2002, Overture filed a complaint against Did-It.com, Inc. for trespass, unfair competition and violations of the Computer Fraud and Abuse Act. In response to Overture’s complaint, on June 14, 2002, Did-It filed a counterclaim against Overture alleging federal and state antitrust violations, violations of the Unfair Trade Practices Act, fraud and deceit, negligent misrepresentation, false and misleading advertising, unfair competition, interference with contract and prospective economic advantage and violations of California Civil Code Section 1812.600, et.seq. On August 7, 2002, Overture filed a motion to dismiss various claims contained in Did-It’s counterclaim, including claims for antitrust violations. On August 30, 2002, Did-It filed its first amended counterclaim, which omitted some of the antitrust causes of action contained in its initial counterclaim. On October 2, 2002, Overture filed its answer to Did-It’s first amended counterclaim. The parties are entering the early phase of discovery. Overture believes that it has meritorious defenses to the allegations and is contesting the allegations vigorously.

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

     On April 23, 2002, Overture filed a patent infringement lawsuit against Google Inc. in the United States District Court for the Northern District of California. The lawsuit charges Google with willful infringement of the ‘361 Patent. The Company also seeks permanent injunction against Google, an award of increased damages, and an award of attorney’s fees, costs and expenses. On June 7, 2002, Google filed its answer to the Overture complaint, denying that it infringes the ‘361 Patent and alleging counterclaims of non-infringement, invalidity and unenforceability relating to the ’361 Patent. The parties are in the initial phase of the discovery process, which began on August 5, 2002. A hearing regarding the interpretation of the claims contained in the ’361 patent (commonly referred to as a “Markman” hearing) currently is scheduled for March 25, 2003.

     On October 8, 2002, Robert Novak, doing business as Pets Warehouse and PetsWarehouse.com, served a pro se complaint against the Company in an action filed in the United States District Court for the Eastern District of New York. The complaint asserts claims under federal and/or New York law for trademark infringement, trademark dilution, unfair competition, misappropriation, unjust enrichment, tortious interference with prospective economic advantage and deceptive trade practices. The allegations are based on the Company’s allowing competitors to bid on “pets warehouse” as a search term. Overture denies liability and will vigorously defend the lawsuit.

     The Company may also be subject to litigation brought against it in the ordinary course of business.

6.	RELATED PARTY TRANSACTIONS

     Idealab is considered a related party of Overture because a management member of Idealab has a presence on Overture’s board.

     In January 2000, Overture entered into an arrangement to lease approximately 58,000 square feet of office space from Idealab, which terminates on October 31, 2004. In March 2002, Overture entered into an arrangement with Parfinco EWA, LLC and Idealab whereby Idealab assigned its lease with Parfinco to Overture for the 58,000 square feet of office space and Overture entered into an amendment with Parfinco for an additional 29,000 square feet of office space, which expires at the same time as its existing 58,000 square feet of office space in October 2004. Overture has an option to extend the lease for all 87,000 square feet for 5 more years beyond October 2004. As a result of the assignment by Idealab to Overture in March 2002, Overture no longer has any obligation to make lease payments to Idealab. Overture also subleased office space in the U.K. from Idealab, which ended June 30, 2002. Total payments for the lease for both the U.S. and U.K. office space to Idealab were $509,000 and $1.0 million for the nine months ended September 30, 2002 and 2001, respectively. Management believes these amounts were materially representative of the fair value of the lease.

     During the three months ended September 30, 2002 and 2001, Overture recorded approximately $105,000 and $259,000 respectively and for the nine months ended September 30, 2002 and 2001, Overture recorded approximately $583,000 and $935,000 respectively, of search listing advertising revenue from companies controlled by Idealab. Management believes these amounts are materially representative of the fair value of advertising services provided. During the three months and nine months ended September 30, 2002, Overture recorded approximately $49,000 and $146,000 respectively, of traffic acquisition costs paid to Idealab. Management believes these amounts are materially representative of fair value.

7.	AFFILIATE COMMITMENTS

     As of September 30, 2002, the Company was obligated to make guaranteed payments totaling approximately $46.4 million, $161.1 million, $172.3 million and $12.6 million for the remainder of 2002, 2003, 2004 and 2005, respectively, under contracts to provide search services to its affiliates. Some of these guaranteed payments are subject to adjustment based on the performance of the affiliate or Overture relative to certain metrics.

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

OVERVIEW

     Overture is the leader in Pay-For-Performance search on the Internet. We introduce consumers and businesses that search the Internet to advertisers who bid for placement in our search results, which are ranked by the advertisers’ bid price. The higher the bid price, the higher the ranking. Advertisers pay for each paid-introduction (paid click or clickthrough) they receive based on the bid price. Advertisers may bid only on keywords that are relevant to their offering. Advertisers pay us when consumers and businesses click on the advertisers’ search listings, so we refer to our service as Pay-For-Performance search. We distribute our search results to consumers and businesses through our affiliates, a network of portals, Web browsers, Internet service providers and other Web properties, as well as through our own Web site. We believe our service offers advertisers a highly targeted, controllable and cost-effective marketing solution and provides affiliates with incremental revenue and a relevant search service.

     Overture (formerly GoTo.com, Inc.) was incorporated in September 1997 and has approximately a four-year operating history. We launched a proof-of-concept version of our search service in the fiscal year ended December 31, 1997. Our Pay-For-Performance service was announced in February 1998, and following further proof-of-concept testing, was officially launched in June 1998.

     A significant component of our expenses consists of costs incurred to attract consumers and businesses to our service through our affiliate network. We expect to continue to rely upon our affiliate network for the substantial majority of searches conducted on our service. A significant portion of our searches and revenue is and has been generated from a small number of our affiliates. If we are not successful in renewing our agreements with these affiliates, or if they are renewed on less favorable terms, or if our affiliates’ search businesses are adversely affected, it could harm our business, ability to generate revenue and operating results.

International Expansion

     We launched our search service in the United Kingdom in November 2000, our German language search service in February 2002 and our service for France in September of 2002. We plan to launch our service for Japan in the fourth quarter of 2002. We expect our international expansion will require continued investment to build internal infrastructure and grow our advertiser and affiliate bases overseas. We expect to incur losses from our international operations of approximately $20 million to $25 million for the fiscal year 2002.

RESULTS OF OPERATIONS

     Revenue. Overture generates revenue, in the amount paid by the advertiser, primarily when a user clicks on an advertiser’s listing. Overture refers to these clicks as paid introductions. Revenue is recognized when earned based on clickthrough activity to the extent that the advertiser has deposited sufficient funds with us or collection is probable. Revenue also consists of listing service fees and banner advertising, which together constituted less than 1% and 2% of our revenue for the nine months ended September 30, 2002 and 2001, respectively. Banner advertisement revenue is recognized when earned under the terms of the contractual arrangement with the advertiser or advertising agency, provided that collection is probable. Listing service revenue is recognized when Overture has provided all of the services under the terms of the arrangement. Overture has no barter transactions. Revenue was approximately $172.7 million for the three months ended September 30, 2002 compared to approximately $72.5 million for the three months ended September 30, 2001. Revenue was approximately $468.1 million for the nine months ended September 30, 2002 compared to approximately $186.9 million for the nine months ended September 30, 2001. The increase was the result of the growth in our key constituents, our affiliates and advertisers, which drive the number of paid introductions and average price per paid introduction. We do not anticipate our historical revenue growth rate, expressed as a percentage, to continue on a quarter-to-quarter basis.

     The number of worldwide paid introductions for each of the last eleven fiscal quarters is as follows:

NUMBER OF PAID INTRODUCTIONS	FOR THE QUARTER ENDED

500 million	September 30, 2002
515 million	June 30, 2002
587 million	March 31, 2002
442 million	December 31, 2001
338 million	September 30, 2001
327 million	June 30, 2001
318 million	March 31, 2001
228 million	December 31, 2000
114 million	September 30, 2000
93 million	June 30, 2000
88 million	March 31, 2000

     The average price per paid introduction results from advertisers’ online bidding for priority placement in the search results. The worldwide average price per paid introduction for each of the last eleven fiscal quarters is as follows:

AVERAGE PRICE
PER PAID INTRODUCTION	FOR THE QUARTER ENDED

$0.34	September 30, 2002
0.30	June 30, 2002
0.24	March 31, 2002
0.23	December 31, 2001
0.21	September 30, 2001
0.19	June 30, 2001
0.16	March 31, 2001
0.17	December 31, 2000
0.21	September 30, 2000
0.21	June 30, 2000
0.19	March 31, 2000

     We believe the decrease in the worldwide number of paid introductions from the three months ended June 30, 2002 compared to the three months ended September 30, 2002 was primarily due to seasonality and the loss of America Online and certain of its related properties as our affiliate for the entire three months ended September 30, 2002 compared to the inclusion of one month during the three months ended June 30, 2002. During the three months ended September 30, 2002, we earned approximately 63% of our total revenue from advertisers who received paid introductions through Overture as supplied by Microsoft (primarily msn.com and MSN Panel on Microsoft’s Internet Explorer) and Yahoo. Our top 10 continuing affiliates, based on revenue that we earned during the three months ended September 30, 2002 from our advertisers, who received paid introductions through Overture as supplied by these affiliates, represented approximately 83% of total revenue.

     Several new and renewed affiliate relationships were signed during the three months ended September 30, 2002. The agreements include an extension of the MSN Search Pane and MSN Search sites to December 2003 and December 2004 respectively in the United States, United Kingdom and Canada and an expansion to include Germany and France. Our agreement with InfoSpace was extended to March 2006. Also during the quarter our relationship with Ask Jeeves in the United States ended on September 1, 2002.

     Our growth rate depends, in part, on increasing the number of searches and resulting clickthroughs performed by users who use our service, primarily through our affiliates. If we do not renew our affiliate agreements or replace traffic lost from terminated affiliate agreements with other sources or if our affiliates’ search businesses are adversely affected, our revenue and results of operations may be materially and adversely affected.

     We believe that the worldwide average price per paid introduction increased as a result of advertiser acquisition, account management and other types of product quality initiatives. The number of advertisers increased from approximately 67,000 in June 2002 to approximately 73,000 in September 2002. We believe the quarterly number of paid introductions and average price per paid introduction listed above are not necessarily indicative of future results. It is difficult to forecast the future growth of the average price per paid introduction, as advertisers, rather than Overture, primarily determine the price paid. We cannot assure you that the average price per click will continue to increase and if it does increase, at what rate, or that it will not decrease from prior levels. Our growth rate and results depend on our ability to increase the price per paid introduction, the number of advertisers who use our service and the amount our advertisers spend on our service. In addition, we believe we will experience seasonality, whereby the second and third quarters of the calendar year experience relatively lower traffic than the first and fourth quarters. This seasonal effect is difficult to predict, but we believe what we experience is typical of general internet usage. Traffic from affiliates varies as we enter into new agreements and existing agreements are renewed or expire. We anticipate these variables will fluctuate, affecting our growth rate and results.

     Search Serving. Search serving costs consist primarily of costs associated with serving our search results, maintaining our Web site and fees paid to outside service providers that provide and manage our unpaid listings. Costs associated with serving our search results and maintaining our Web site include depreciation of Web site equipment, co-location charges for our Web site equipment, bandwidth, software license fees and salaries of related personnel. Search serving costs were approximately $8.3 million for the three months ended September 30, 2002 compared to approximately $6.1 million for the three months ended September 30, 2001. The search serving costs were approximately $23.0 million for the nine months ended September 30, 2002 compared to $15.9 million for the nine months ended September 30, 2001. The increase was primarily due to an increase in the number of personnel required to support our services and increased hardware and software costs as a result of increased traffic and our international expansion efforts. We anticipate search serving costs to increase for the remainder of 2002 as we expand internationally and continue to invest in product quality.

     Traffic Acquisition. Traffic acquisition costs relate to payments made to our affiliates that have integrated the Overture search service into their sites or that direct consumer and business traffic to the Overture Web site. There are generally three economic structures of the affiliate agreements, 1) fixed payments based on a guaranteed minimum amount of traffic delivered, 2) variable payments based on a percentage of our revenue or based on a certain metric, such as number of searches or paid clicks, or 3) a combination of the above. Traffic acquisition costs were approximately $101.4 million (59% of revenue) for the three months ended September 30, 2002 compared to approximately $38.6 million (53% of revenue) for the three months ended September 30, 2001. Traffic acquisition costs were approximately $259.8 million (56% of revenue) for the nine months ended September 30, 2002, compared to $110.2 million (59% of revenue) for the nine months ended September 30, 2001. The increases in total traffic acquisition costs were primarily due to the increases in revenue as previously discussed. The percentage increase in the three month period ended September 30, 2002 compared to the three month period ended September 30, 2001 was primarily due to a higher mix of traffic from more prominent search destination sites, which typically receive a higher than average share of revenue. The percentage decrease in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 was primarily due to a lower proportion of traffic acquisition costs from fixed minimum guarantees in the nine months ended September 30, 2001, which resulted in a lower percentage of revenue being shared with affiliates as revenue increased. We expect total traffic acquisition costs and traffic acquisition costs as a percentage of revenue to increase as a result of increased competition, industry consolidation, shifts in market share among our partner base, and international expansion. We may be obligated to make guaranteed payments to affiliates, in the future, as described below in “Liquidity and Capital Resources” which are subject to adjustment based on the performance of the affiliate or Overture relative to certain metrics. If the target metrics are not met, then guaranteed payments may be required to be paid without a corresponding increase in revenue and traffic acquisition costs as a percentage of revenue may increase.

     The following represents our top 10 continuing affiliates based on revenue (which was approximately 83% of total revenue) that we earned during the three months ended September 30, 2002 from our advertisers, who received paid introductions through Overture as supplied by these affiliates. We have more than one agreement with some affiliates. The table that follows groups such agreements together and displays them in order of expiration date of the largest agreement. Microsoft agreements are combined. The table excludes affiliates whose agreements have terminated.

Affiliate	Expiration Date

Freeserve (U.K.)	November 2002
Applied Semantics (formally Oingo)	May 2003
AltaVista	May 2003
Netscape Premier Provider and AOL Europe	June 2003
Comet Systems	July 2003
Terra Lycos	November 2003
Microsoft:
MSN Panel on Microsoft’s Internet Explorer	December 2003
msn.com	December 2004
CNET	May 2004
Yahoo	April 2005
InfoSpace:
(Excite, Dogpile and Webcrawler)	March 2006

     The amount of traffic from each of our affiliates has varied, and we expect it will continue to vary, from quarter to quarter, sometimes significantly. Moreover, while we seek to align economic incentives, most of Overture’s affiliate agreements contain limitations and provide varying levels of discretion to the affiliate in the implementation of our service including the degree to which affiliates can integrate our services with their own services. In addition, we have been and are likely to be dependent on searches from a limited number of affiliates. If we are unable to replace traffic from any of our large affiliates after expiration of our contract with them or if our relationship with any of our larger affiliates deteriorates, it could seriously harm our business, financial condition and results of operations. Overture’s agreements with its affiliates vary in initial duration from three months to three years, and depending on the agreement, may be terminable upon the occurrence of certain events, including for our failure to meet certain service levels, for general breaches of agreement terms, for changes in control or in some instances, at will. Both Microsoft and Yahoo may terminate their agreements with Overture upon a change of control in the ownership of Overture. If any of the foregoing termination events occur, the related agreement could terminate earlier than the expiration date, and/or we may incur additional obligations. We may not be successful in renewing any of these agreements, or if they are renewed, any new agreement may not be on as favorable terms. We may not be successful in entering into agreements with new affiliates on commercially acceptable terms. In addition, several of these affiliates may be considered potential competitors.

     Marketing, Sales and Service. Marketing, sales and service expenses consist primarily of payroll and related expenses for personnel engaged in marketing, customer service and sales functions; advertising and promotional expenditures; and cost of systems used to sell and serve advertisers. Marketing, sales and service expenses were approximately $15.2 million for the three months ended September 30, 2002 compared to approximately $6.4 million for the three months ended September 30, 2001. Marketing, sales and services expenses were approximately $39.1 million for the nine months ended September 30, 2002 compared to approximately $20.0 million for the nine months ended September 30, 2001. The increase was primarily the result of increased costs associated with advertiser development and an increase in payroll for customer service and sales functions. We expect marketing, sales and service expenses to increase for the remainder of 2002 due to continuing international expansion and continued investment in product quality.

     General and Administrative. General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel; credit card processing fees; facilities; professional services, including legal; and insurance and other general corporate expenses. General and administrative expenses were approximately $19.4 million for the three months ended

September 30, 2002 compared to approximately $10.8 million for the three months ended September 30, 2001. General and administrative expenses were approximately $53.1 million for the nine months ended September 30, 2002 compared to approximately $31.9 million for the nine months ended September 30, 2001. The increase was primarily the result of increased headcount, increased professional fees including costs of litigation, higher insurance costs, increased credit card processing fees from prepaid accounts due to increased revenue, and international expansion. We expect general and administrative expenses to increase for the remainder of 2002 due to continuing international expansion and credit card processing fees (as a result of an increase in revenue), as well as an increase in legal and insurance costs.

     Product Development. Product development expenses consist primarily of payroll and related expenses for personnel responsible for development of features and functionality for our service, as well as costs incurred in the preliminary project and post-implementation stage of computer software developed for internal use. Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1) requires that costs incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. The Company capitalized internally developed software costs of approximately $1.3 million during the three months ended September 30, 2002 and approximately $2.1 million for the nine months ended September 30, 2002. Product development expenses were approximately $4.5 million for the three months ended September 30, 2002 compared to approximately $2.8 million for the three months ended September 30, 2001. Product development expenses were approximately $13.9 million for the nine months ended September 30, 2002 compared to approximately $9.7 million for the nine months ended September 30, 2001. The increase was primarily the result of our international expansion and investment in product quality. We expect product development expenses and capitalized internally developed software costs to be relatively flat for the remainder of 2002.

     Interest Income, Net. Interest income consists primarily of earnings on our cash, cash equivalents and short-term and long-term investments, net of interest expense attributable to leased equipment. Interest income was approximately $1.1 million for the three months ended September 30, 2002 compared to approximately $1.2 million for the three months ended September 30, 2001. Interest income was approximately $2.9 million for the nine months ended September 30, 2002 and $3.0 million for the nine months ended September 30, 2001.

     Other Income, Net. Other income, net was approximately $85,000 for the three months ended September 30, 2002 compared to $479,000 for the three months ended September 30, 2001. Other income, net was approximately $0.9 million for the nine months ended September 30, 2002 compared to $2.5 million for the nine months ended September 30, 2001. The decrease from the nine months ended September 30, 2001 relates to the reimbursement of legal costs associated with settlement of litigation with MercExchange.

     Provision For Income Taxes. Provision for income taxes was approximately $7.8 million for the three months ended September 30, 2002 and approximately $18.2 million for the nine months ended September 30, 2002 compared to zero expense for the three months and nine months ended September 30, 2001. Overture generated taxable income during the nine months ended September 30, 2002, however a tax provision was recorded that was less than the statutory rate due to the benefit from the release of the valuation allowance relating to deferred tax assets. As of December 31, 2001, Overture had net operating loss (“NOL”) carryforwards available to reduce future federal and state taxable income. These NOLs and temporary differences (between timing of the recognition on a Generally Accepted Accounting Principle basis versus a tax basis) were carried on the balance sheet as deferred tax assets. Financial Accounting Statement Standard No. 109, “Accounting for Income Taxes” (SFAS 109) requires that a valuation allowance be set up to reduce a deferred tax asset to the extent it is more likely than not that the related tax benefits will not be realized. Due to the uncertainty regarding if and when these NOLs would be utilized and temporary differences would reverse, a full valuation allowance was initially set up against the related deferred tax asset, resulting in a net zero balance for deferred tax assets, as of December 31, 2001. The valuation allowance was released during fiscal 2002 due to the expectation of future income from our ordinary and recurring operations and our assessment that the utilization of available tax deductions was more likely than not.

     Because the utilization of certain deferred tax assets related to future years, the release of the related valuation allowance was considered a discrete event and the tax benefits were required to be recorded during the three months ended March, 31, 2002. Therefore, no tax provision was recorded in the three months ended March 31, 2002. There were remaining NOL benefits, of which 100% are expected to be taken as a benefit against expected income before taxes for 2002. The Company had a tax provision of approximately $7.8 million for the three months ended September 30, 2002, which was lower than federal and state statutory rates.

     We have deductions which resulted from the exercise of certain stock options and sale of certain related stock by employees. Because no book charge is recorded upon the generation of these deductions, the corresponding tax benefits are recorded directly to stockholders’ equity. However, these deductions, to the extent available, will offset taxable income upon filing the Company’s corporate income tax returns resulting in a cash benefit. In September 2002, the state of California passed legislation suspending the use of the operating loss carryforwards for the 2002 and 2003 tax years. The legislation added two years to the carryforward period for these losses. As a result, Overture will not be able to utilize its California net operating loss carryforwards during 2002 and 2003 against its expected current tax liabilities.

     We expect to have an income tax provision for the remainder of 2002. We expect this provision to be lower than statutory rates due to the expected utilization of net operating losses and other deferred tax assets previously not benefited. We expect to incur a full statutory tax rate in subsequent years for U.S. operations and the consolidated effective rate may be higher due to international expansion costs for which no benefit or lower benefit would be recorded.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities totaled approximately $71.2 million and $27.3 million for the nine months ended September 30, 2002 and 2001, respectively. The change was due primarily to operating income, tax benefit from stock options and increased accounts payable and accrued expenses partially offset by an increase in accounts receivable, prepaid expenses and other prepaid traffic acquisition expense during the nine months ended September 30, 2002. Net cash used in investing activities totaled approximately $87.9 million and $33.2 million for the nine months ended September 30, 2002 and 2001, respectively. The change resulted primarily from the investment of cash generated by operating activities in short-term and long-term investments and increased capital spending in the nine months ended September 30, 2002. As we increase our volume and expand internationally, our investment in capitalized hardware and software will increase. Our capital expenditures in hardware and software for the three months and nine months ended September 30, 2002 were approximately $13.7 million and $39.9 million respectively. Net cash provided by financing activities totaled approximately $14.2 million and $64.9 million for the nine months ended September 30, 2002 and 2001, respectively. The decrease was due primarily to our common stock offering on July 5, 2001, which resulted in net proceeds of $58.2 million.

     Our principal sources of liquidity consisted of cash, cash equivalents, short-term investments and long-term investments of approximately $221.0 million as of September 30, 2002 compared to $170.3 million as of December 31, 2001. We believe that our cash and liquid investment reserves are sufficient to sustain operations through the foreseeable future. As of September 30, 2002, the Company was obligated to make guaranteed payments totaling approximately $46.4 million, $161.1 million, $172.3 million and $12.6 million for the remainder of 2002, 2003, 2004 and 2005, respectively, under contracts to provide search services to its affiliates. The Company leases 87,000 square feet of office space for its corporate office in Pasadena, California under operating lease agreements expiring in October 2004 with an option to extend the lease for 5 years. The Company also leases office space in San Mateo, California; New York; London; Germany; France; Ireland; and Japan. As of September 30, 2002, Overture is obligated to make total remaining office lease payments of approximately $7.4 million.

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

     Affiliate Prepayments and Commitments

     The Company’s agreements with some of its affiliates may include prepayments or commitments for future minimum payments to these affiliates. The recoverability of prepayments and profitability related to future minimum payments and commitments are subject to the judgment of management. Periodically, the Company assesses affiliate prepayments and commitments on a per agreement basis, considering historical performances, price per paid introduction and other financial trends, the development stage of the market, and any other relevant factors to determine realizability. Negative results from these assessments could result in additional one-time charges to traffic acquisition expense resulting from the write-down of prepayments or accrual of losses.

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

     In calculating our provision for income taxes for the three and nine months ended September 30, 2002, we considered the release of the valuation allowance attributable to the regular NOLs in calculating our annual estimated tax rate in accordance with Accounting Principles Board (“APB”) 28 and other deferred tax assets recorded as discrete items during the three months ended March 31, 2002. In subsequent quarters, to the extent our position changes with respect to releasing the valuation allowance attributable to the regular NOLs, as other deferred tax assets, and expected results for the remainder of the year, our effective tax rate for the current year as well as the provision or benefit recorded in a subsequent quarter could be impacted.

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

Property and Equipment depreciation

     We depreciate our capitalized assets using a straight-line method based on the estimated useful life of the assets, which ranges from 18 months to 5 years. Growth or other discrete events may require a change in the estimated useful life of one or more assets or an unanticipated early write-off of assets resulting in additional depreciation expense.

Marketing-Related Agreements with our Affiliates

     Overture has arrangements with two affiliates to obtain additional marketing-related services from these affiliates. Overture believes that the pricing of the marketing-related services were determined at arms-length and represent the fair value of the services received by Overture and therefore the costs are appropriately recorded as marketing costs in the line item, “Marketing, Sales and Service” in the Statements of Operations. If it were determined that the fair value of these marketing-related services was less than the amounts paid by Overture and these costs were more closely related to traffic provided by affiliates, these costs would be considered an expense paid to affiliates and therefore recorded on the line item, “Traffic Acquisition” in the Statements of Operations. If 100% of these marketing expenses were deemed traffic acquisition costs, this would have increased traffic acquisition costs as a percentage of revenue by approximately 2% for the three months ended September 30, 2002 and would have a lower effect on the remaining three months of 2002.

RISKS THAT COULD AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUR QUARTERLY FINANCIAL RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS BECAUSE OF MANY FACTORS

     We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. Our operating results have varied widely in the past, and we expect that they will continue to vary widely from quarter to quarter due to variability in a number of factors, including:

•	demand for our services by advertisers, consumers and businesses, including the number of searches performed by consumers and businesses and the rate at which they click through to paid search results;

•	prices paid by advertisers using the Overture services, which in large part are not determined by Overture;

•	decrease in traffic from our affiliates for any reason, including loss of our agreements with affiliates or reduction in demand for the services of affiliates;

•	our costs of attracting consumers and businesses to use Overture’s services, including traffic acquisition costs;

•	costs related to agreements with affiliates;

•	ability to protect our business model from competitors;

•	the percentage of Overture’s search listings that are bidded listings;

•	our ability to maintain and grow our affiliate program including amendments, extensions or new affiliate agreements;

•	implementation and placement of our services by our affiliates, over which we may have limited or no control;

•	seasonal fluctuations in the use of our service, typical of our industry, in which online traffic has typically been lower in the second and third quarters of the calendar year;

•	the amount and timing of operating costs and capital expenditures relating to expansion of our operations;

•	costs and delays in introducing any new Overture services and improvements to existing services;

•	our ability to successfully introduce new products or services;

•	changes in the growth rate of Internet usage and acceptance by consumers of e-commerce;

•	technical difficulties, system failures, system security breaches, or Internet downtime, some of which may allow affiliates to terminate their agreements with us;

•	government regulations related to the Internet;

•	our ability to upgrade and develop our information technology systems and infrastructure;

•	costs related to any acquisitions or dispositions of technologies or businesses;

•	general economic conditions, as well as those specific to the Internet and related industries; and

•	ability to expand and compete internationally.

OUR STOCK HAS BEEN VOLATILE AND MAY CONTINUE TO BE VOLATILE IN THE FUTURE, WHICH MAY LIMIT OUR OPERATING FLEXIBILITY

     Historically, our stock price has been extremely volatile and we cannot make assurances that the price of our common stock will not decline or be extremely volatile in the future. It is likely that, in some future quarter, our operating results may be below historical levels, and/or the expectations of public market analysts and investors and, as a result of these or other factors, the price of our common stock may fall and/or significantly fluctuate.

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

OUR LIMITED OPERATING HISTORY MAKES PLANNING FOR OUR FUTURE OPERATIONS MORE DIFFICULT

     As a result of our limited operating history, it is difficult to accurately forecast our revenue, and we have limited historical financial data upon which to base planned operating expenses. We plan to increase our operating expenses to expand our marketing and sales operations and broaden our customer support capabilities. We base our current and future expense levels on our operating plans and estimates of future revenue. Other than a portion of our affiliate costs, our expenses are relatively fixed. Revenue and operating results are difficult to forecast because they generally depend upon the volume of the searches conducted on our service, the amounts bid by advertisers for search listings on the service and the number of advertisers that bid on the service, each of which we cannot control directly. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. We also may be unable to increase our spending and expand our operations in a timely manner to adequately meet user demand, to the extent such demand exceeds our expectations.

WE DEPEND ON A LIMITED NUMBER OF SOURCES TO DIRECT CONSUMERS AND BUSINESSES TO OUR SERVICE TO CONDUCT SEARCHES

     The consumers and businesses who conduct searches on our service come primarily from a limited number of sources. Our sources for consumers and businesses conducting searches are members of our affiliate network, including portals, browsers, and other affiliates and our Web site. In any given month, we typically depend upon one or a few of these sources for a significant amount of searches conducted on our service. Revenue is generated from click-throughs that users make on advertisers’ listings and, generally, the more traffic from any given source, the greater number of click-throughs we will generate.

     During the three months ended September 30, 2002, we earned approximately 63% of our total revenue from advertisers who received paid introductions through Overture as supplied by Microsoft (primarily msn.com and MSN Panel on Microsoft’s Internet Explorer) and Yahoo. Unfavorable changes to either agreement (including, but not limited to a change in implementation or placement) or loss of either relationship would materially and adversely affect our revenue and results of operations.

     Our top 10 continuing affiliates based on revenue earned during the three months ended September 30, 2002 from our advertisers, who received paid introductions through Overture as supplied by these affiliates was approximately 83% of total revenue. See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     If we do not renew our affiliate agreements or replace these searches with other sources and grow our advertising base, our revenue may be materially, adversely affected. We depend on our affiliates and the loss of any of these affiliates could harm our business, ability to generate revenue and operating results.

     The amount of traffic from each of our affiliates has varied, and we expect it will continue to vary, from quarter to quarter, sometimes significantly. Moreover, while we seek to align economic incentives, most of Overture’s affiliate agreements contain limitations and provide varying levels of discretion to the affiliate in the implementation and placement of our service. In addition, we have been and are likely to be dependent on searches from a limited number of affiliates. If we are unable to replace traffic from any of our large affiliates after expiration of our contract with them or if our relationship with any of our larger affiliates deteriorates, it could seriously harm our business, financial condition and results of operations. Overture’s agreements with its affiliates vary in initial duration from three months to three years, and depending on the agreement, may be terminable upon the occurrence of certain events, including for our failure to meet certain service levels, for general breaches of agreement terms, for changes in control in certain circumstances, or in some instances, at will. Both Microsoft and Yahoo may terminate their agreements with Overture upon a change of control in the ownership of Overture. If any of the foregoing termination events occur, the related agreement could terminate earlier than the expiration date, and/or we may incur additional obligations. We may not be successful in renewing any of these agreements, or if they are renewed, any new agreement may not be on as favorable terms. We may not be successful in entering into agreements with new affiliates on commercially acceptable terms. In addition, several of these affiliates may be considered potential competitors.

OUR SUCCESS IS DEPENDENT UPON FURTHER DEVELOPING AND MAINTAINING OUR AFFILIATE NETWORK

     We believe that our success in penetrating our target markets depends in part on our ability to further develop and maintain relationships with affiliates, which provide their users with Overture services on their sites or direct their traffic to our Web site. We believe these relationships are important to facilitate broad market acceptance of our services and enhance our sales. Our ability to attract consumers to our services is dependent upon the growth of our affiliate network, which is new and unproven. Our success depends in part on the success of our affiliates and our relationships with our affiliates. In addition, our affiliates may not regard us as significant for their own businesses. Therefore, they could reduce their commitment to us or terminate their respective relationships with us, pursue other partnerships or relationships, or attempt to develop or acquire products or services that compete with our services. New third party software developments may lead to deterioration of searches supplied to us by our affiliates. If we are unable to successfully develop and maintain relationships with affiliates, our business, operating results and financial condition will be materially and adversely affected.

     Since we rely on a limited number of affiliates for our paid introductions, consolidation among affiliates or potential affiliates, an acquisition by an affiliate of a competitor, or an acquisition of an affiliate by a competitor could harm our operating results, cause us to lose our relationship with an affiliate, and reduce our competitive position. For example, if a third party that has pre-existing relationship with one of our search competitors acquires one of our affiliates, we may lose our relationship with our affiliate in favor of the competitor. In some cases, these third parties have exclusive relationships with our competitors that would prohibit our affiliate from continuing a relationship with us after they are acquired. If one of our existing affiliates were to combine with another one of our affiliates, it would likely increase the negotiating power of these affiliates relative to us, and as a result, our financial results may suffer. We believe that consolidation among Internet sites will continue in the future, particularly as smaller firms have difficulty raising capital in the current environment.

OUR SUCCESS DEPENDS UPON ACHIEVING A LARGE AND ACTIVE BASE OF ADVERTISERS AND USERS

     Our ability to increase the volume of transactions and the amounts bid by our advertisers is dependent upon building and maintaining a substantial base of advertisers and users. Most potential advertisers have only limited experience advertising on the Internet and have not devoted a significant portion of their advertising expenditures to Internet advertising. Advertising through priority placement on our services in particular has been introduced only recently, and we cannot predict the level of its acceptance as an advertising medium. Our services may not achieve significant acceptance by users. Among other things, because our services prioritize search results based on advertising bids associated with keywords rather than on other search and retrieval approaches, users may not use our service because they perceive our results to be less objective or not as relevant than those provided by other search methods. Failure to achieve and maintain a large and active base of advertisers and users could have a material adverse effect on our business, operating results and financial condition. Periodically we may introduce new initiatives, programs, or rules that could change the bidding process, search term selection rules and search methodology, which may affect our advertisers. Advertisers may dislike the effect of these new initiatives and programs which may cause advertisers to cease advertising with us or reduce their spend. Advertiser attrition or reduction in advertiser spend could have a material adverse effect on our business. Our affiliates may have specific rules that prohibit some advertisers from participating in their services, which may affect our ability to maintain and grow our advertiser base.

A SIGNIFICANT PORTION OF OUR REVENUE IS CONCENTRATED AMONG A SMALL PORTION OF ADVERTISERS

     If our major advertisers were to substantially cut back their advertising or stop using our services, our business would be adversely affected. Although no one advertiser accounts for a material portion of our revenue during any given period, a majority of our total revenue is derived from a small proportion of our advertisers. We believe that a substantial amount of revenue from advertising sales in any given future period may come from a relatively small number of advertisers. The agreements we have with our advertisers are terminable at any time by the advertiser. As a result, our advertisers are not obligated to purchase advertising from us in the future.

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

     The Overture service may not retain its existing, or attract new, advertisers, users, and affiliates. Overture may not maintain or achieve additional revenues or maintain operating margins in future periods. Overture’s services may not continue to achieve commercial acceptance and, if they do not, our business, operating results and financial condition may be materially and adversely affected.

OUR INABILITY TO CONTINUE TO GROW AND MAINTAIN OUR ADVERTISER, USER, AND AFFILIATE CONSTITUENCIES COULD ADVERSELY AFFECT OUR REVENUES AND BUSINESS

     Our growth depends, in part, on the maintenance of a critical mass of advertisers, users and affiliates, which encourages increased participation by each of the constituents. To the extent that we experience a decline in the growth or number of any one constituent, the value of our service to one or more of our other constituencies could be harmed, and our revenues or business could be adversely affected. A continued decline could seriously harm our revenues and business.

OUR INDUSTRY IS HIGHLY COMPETITIVE, AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY

     We face competition in three principal areas: (i) distribution of our services; (ii) demand for our services on our affiliates' web sites and (iii) usage of our services by advertisers.

     We compete with companies that provide pay-per-click advertising services that are similar to ours. These companies include Espotting Media, Inc., FindWhat, Google, PRIMEDIA (About.com) and Terra Lycos. In addition, we cannot assure you that another search service will not successfully offer a competitive pay-per-click advertising product. We believe it is likely that there will be additional entrants to the pay-per-click search market. These new competitors will likely compete against us for affiliate arrangements and could cause us to enter into affiliate agreements with less favorable terms or lose affiliates or potential affiliates, which could reduce our number of clickthroughs and total revenues and thereby have a material adverse effect on our business, operating results and financial condition.

     We also compete with providers of other search related services for space on the search results page, including, among others, AltaVista, Espotting Media, Inc., Fast Search & Transfer ASA, Google, Inc., LookSmart, Ltd.

     Our affiliates face competition for user traffic within the search marketplace, which affects the number of paid clickthroughs to our service. If the users of these affiliates prefer the services offered by the affiliates’ competitors with whom we do not have a relationship, the businesses of our affiliates may suffer, which may in turn have a material adverse effect on our business, operating results and financial condition. In addition, many of our affiliates compete with one other, and this may make it difficult for us to develop some affiliate relationships.

     We also compete with online services, other Web sites and advertising networks such as DoubleClick, Inc. and 24/7 Media, Inc., as well as traditional offline media such as television, radio and print and direct marketing companies, for a share of advertisers’ total advertising budgets. Accordingly, Overture may face increased pricing pressure for the sale of advertisements and direct marketing opportunities, which could have a material adverse effect on our business, operating results and financial condition.

     Some of our competitors, as well as potential entrants into our market, have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Many current and potential competitors can devote substantially greater resources to promotion and Web site and systems development than we can. In addition, as the use of the Internet and other online services increases, larger, well-established and well-financed entities may continue to acquire, invest in or form joint ventures with providers of Web directories, search and information services or advertising solutions, and existing providers of Web directories, search and information services or advertising solutions may continue to consolidate. In addition, providers of Internet browsers and other Internet products and services who are affiliated with providers of Web directories and information services in competition with the Overture service may more tightly integrate these affiliated offerings into their browsers or other products or services. Any of these trends would increase the competition we face and could have a material adverse effect on our business, operating results and financial condition.

WE ARE DEPENDENT UPON OUR COMPUTER AND COMMUNICATION SYSTEMS

     Our business depends on our ability to provide high capacity data transmission without system downtime and upon our transaction processing systems and network infrastructure. Furthermore, we rely on many different software applications, some of which have been developed internally. If these hardware and software systems fail, it would adversely affect our business and results of operations. If we receive a significant unexpected increase in usage and are not able to rapidly expand our transaction-processing systems and network infrastructure without any systems interruptions, it could seriously harm our business. We have experienced occasional systems interruptions in the past and we cannot assure you we will not incur any such interruption in the future.

OUR BUSINESS COULD BE SIGNIFICANTLY HINDERED BY THE OCCURRENCE OF NATURAL DISASTERS AND OTHER CATASTROPHIC EVENTS

     Our business is susceptible to natural disasters and other catastrophic events. We have a redundant hardware and software system for our services at an alternate site, which is part of our disaster recovery plan. A disaster recovery plan is intended to prevent interruptions for an indeterminate length of time due to natural disasters and other catastrophic events such as fire, flood, earthquake, power loss, telecommunications failure, or a similar event. Despite these redundant systems, we believe that no system can fully prevent outages and downtime, which could severely damage our business and adversely affect results of operations. Our operations depend upon our ability to maintain and protect our computer systems, which are located in Pasadena, California and several other domestic and international offsite locations managed by third parties.

     Any system failure, including network or hardware failure, that causes an interruption in our service or our affiliates’ service or the security of any other Internet provider or a decrease in responsiveness could result in reduced traffic and reduced revenue. Although we believe that the redundant systems are adequate, the back-up servers could fail or cause interruptions in our service and possibly even the termination of one or more affiliate contracts.

     A catastrophe in any of our business centers or serving sites, in particular, those in California could cause interruption to our service, including but not limited to, the services requiring customer service, editorial, data processing and other managerial functions as a result of incapacitation to people, processes or systems. We do not have multiple sites for our customer service center and editorial department which are both located at our Pasadena, California office. An interruption in our ability to provide customer support and editorial services would adversely affect our business. The occurrence of a natural disaster or unanticipated problems at our principal headquarters or at a third-party facility could cause interruptions or delays in our business, loss of data or could render us unable to provide some services. In addition, failure by the third-party facility to provide the data communications capacity required by us, as a result of human error, natural disaster or other operational disruptions, could cause interruptions in our service. Our California and Washington State sites exist on or near known earthquake fault zones and a significant earthquake could cause an interruption in our services. The occurrence of any or all of these events could adversely affect our reputation, brand and business, which could have a material adverse effect on our business, operating results and financial condition.

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

     In periods of significant growth, the hardware and software used to operate our services may become obsolete faster than originally anticipated, and we may be required to replace this hardware or software. As a result, we may incur additional expenses to acquire new systems and may incur unplanned charges for impairment or write-offs of obsolete assets. In addition, as our service grows and new features and services are added to our existing software platforms, at some point it may require us to conduct a more significant redesign of our software architecture. Such a redesign could be costly and any significant software redesign presents additional risks of errors or systems failures.

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

WE MAY BE UNABLE TO EXECUTE OUR BUSINESS MODEL IN INTERNATIONAL MARKETS

     One component of our strategy is to expand our operations into selected international markets. For example, we launched our search service for the United Kingdom in November 2000, our German language search service in February 2002 and our search service for France in September 2002. We plan to launch our search service for Japan in the fourth quarter of 2002. To date, we have only operated internationally in a few countries, and we may be unable to execute our business model in these markets or new markets. Further, foreign providers of competing online services may have a substantial advantage over us in attracting users in their country due to earlier established businesses in that country, greater knowledge with respect to the cultural differences of users residing in that country and/or their focus on a single market. We expect to continue to experience higher costs as a percentage of revenues in connection with the development and maintenance of international online services. International markets we have selected may not develop at a rate that supports our level of investment; therefore we expect to continue to incur losses in the near term. In particular, international markets typically have been slower than domestic markets in adopting the Internet as an advertising and commerce medium.

     In pursuing our international expansion strategy, we face several additional risks, including:

•	lower per capita Internet usage in many countries abroad, due to a variety of causes such as lower disposable incomes, lack of telecommunications and computer infrastructure and questions regarding adequate online security for e-commerce transactions;

•	relatively small Internet markets in some countries, which may prevent us from aggregating sufficient traffic and advertising revenues and scaling our business model in those countries;

•	lower usage of the Internet for e-commerce transactions, thus limiting the number of advertisers that uses our service;

•	entering into affiliate agreements with guaranteed minimum payments that may exceed our revenues during the initial stage of the market’s development;

•	our potential inability to aggregate a large amount of Internet traffic and find and develop relationships with international advertisers, consumers and businesses, and affiliates;

•	competition in international markets from a broad range of competitors, including but not limited to, Espotting, Google, LookSmart and other United States and foreign search engines, content aggregators and portals, some of which have greater local experience than we do;

•	clickthrough rates in international markets may differ from U.S. rates;

•	difficulties in recruiting qualified and knowledgeable staff and in building locally relevant products and services, which could prevent us from aggregating a large advertiser base;

•	price per paid introduction in international markets may vary from the U.S.;

•	higher costs of doing business in foreign countries, including different employment laws;

•	trade barriers and unexpected changes and differences in regulatory, tax and legal requirements applicable to Internet services; and

•	the application of transfer pricing regulations by taxing authorities in various jurisdictions worldwide, who may disagree with our determinations as to the income and expenses attributable to specific jurisdictions, which could result in Overture’s paying additional taxes, interest and penalties;

•	technological differences that vary by marketplace, which we may not be able to support;

•	longer payment cycles and foreign currency fluctuations.

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

POTENTIAL ACQUISITIONS, COMBINATIONS, OR STRATEGIC ALLIANCES COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE AND ADVERSELY AFFECT OUR OPERATING RESULTS

     We may make investments in or acquire complementary products, technologies and businesses. These acquisitions and investments could disrupt our ongoing business, distract our management and employees and increase our expenses. Acquisitions may expose us to additional contingent liabilities. If we acquire a company, we could face difficulties in assimilating that company’s personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. Acquisitions of additional services or technologies also involve risks of incompatibility and the need for integration into our existing services and marketing, sales and support efforts. Previous acquisitions have not been successful. If we finance the acquisitions by issuing equity securities, this could dilute our existing stockholders. Any amortization of intangible assets, or other charges resulting from the costs of these acquisitions could have a material adverse effect on our business, operating results and financial condition. In addition, we may pay more for an acquisition than an acquired product, technology or business is ultimately worth. We ceased operations of GoTo Shopping, a business we acquired, and we completed a management buyout of GoTo Auctions, a business we acquired, whereby the operating management of GoTo Auctions purchased GoTo Auctions’ assets from Overture. We have incurred charges related to the impairment of the assets acquired in connection with our exit from the auctions operations and comparison shopping operations, and incurred charges relating to our exit from the GoTo Auctions and GoTo Shopping operations, in the year ending December 31, 2001.

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

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES MAY DAMAGE OUR BUSINESS

     The laws and regulations applicable to the Internet and our services are evolving and unclear and could damage our business. There are currently few laws or regulations directly applicable to access to, or commerce on, the Internet. Due to the increasing popularity and use of the Internet, state and federal agencies are currently proposing, and may in the future propose or adopt laws and regulations regarding the Internet or the conduct of business on the Internet. The laws and regulations may cover issues such as user privacy, defamation, database protection, consumer protection, pricing, taxation, content regulation (including, for example, obscenity and gambling), quality of products and services, and intellectual property ownership and infringement. In addition, we might be required to comply with existing laws regulating or requiring licenses for certain businesses of our advertisers, including, for example, distribution of pharmaceuticals, alcohol, tobacco or firearms, as well as insurance and securities brokerage and legal services. These laws and regulations could expose Overture to substantial compliance costs and liability as well as dampen the growth in use of the Internet, decrease the acceptance of the Internet as a communications and commercial medium, or require Overture to incur significant expenses in complying with any new regulations. In response to these laws and regulations, whether proposed or enacted, as well as public opinion, Overture may also elect to limit the types of advertisers or advertisements included in its search service, which could in turn decrease the desirability of Overture’s service and reduce its revenues.

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

WE MAY INCUR LIABILITIES FOR THE ACTIVITIES OF USERS OF OUR SERVICE AND FOR THE CONTENT OF OUR ADVERTISEMENTS

     The law relating to the liability of providers of online services for activities of their users and for the content of our advertisers is currently unsettled and could damage our business. Our insurance policies may not provide coverage for liability for activities of our users or for the content of our listings. Overture may not successfully avoid civil or criminal liability for unlawful activities carried out by users of our service or for the content of our listings. The imposition upon Overture of potential liability for unlawful activities of users of our service or for the content of our listings could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources or to discontinue certain service offerings. Any costs incurred as a result of such liability or asserted liability could have a material adverse effect on our business, operating results and financial condition.

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

     Agreements with some of our affiliates permit termination at the election of the affiliate in the event of a change of control and, in some cases, may require us to incur additional obligations. The existence of these termination rights could make us less attractive and/or more costly to a third party who may want to acquire us.

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

WE CANNOT ASSURE YOU WE WILL NOT INCUR NET LOSSES IN ANY PARTICULAR FUTURE PERIOD

     Prior to the three months ended September 30, 2001, we had a history of losses and we cannot assure you we will not incur net losses again in any particular future period. Although we had net income of approximately $63.6 million in the nine months ended September 30, 2002 and net income of approximately $20.2 million for the year ended December 31, 2001, we had net losses of approximately $458.6 million for the year ended December 31, 2000. Because our expense levels are relatively fixed in the short term, if our revenues do not keep pace with our expense levels, we may not sustain or increase profitability in any particular quarter or we may incur losses again. We expect to continue to increase our marketing, sales and service and general and administrative expenses and we cannot be certain that revenue growth will continue to grow. If our revenue growth does not continue, we may experience a loss in one or more future periods and it may as a result cause our stock price to decline. This may in turn impact our ability to implement our business strategy.

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

     Investments in both fixed rate and floating rate interest earning instruments carry varying degrees of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest rate risk than fixed rate securities, floating rate securities may produce less income than expected if interest rates decrease. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if securities are sold that have declined in market value due to changes in interest rates. As of September 30, 2002, our fixed income investments had an unrealized gain of $0.3 million. Assuming an average investment balance of $184 million, if rates were to increase (decrease) by 100 basis points, this would translate to an increase (decrease) in interest income of approximately $1.8 million annually.

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

     Overture’s exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to Overture’s foreign sales subsidiaries. Overture is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on Overture’s results for the nine months ended September 30, 2002 was not material.

ITEM 4.  CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in internal controls. There were no significant changes in our internal controls (relating to financial reporting) or in other factors that could significantly affect these internal controls subsequent to the date such internal controls were evaluated. There were no significant deficiencies or material weaknesses in such internal controls for which corrective actions should have been taken.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is a defendant in four trademark infringement actions (JR Cigar, Mark Nutritionals (“MNI”), PlasmaNet and Pets Warehouse). The plaintiffs in these cases allege that they have trademark rights in certain search terms and that the Company violates these rights by allowing competitors of the plaintiffs to bid on these search terms. While the amount of damages that are claimed and that in the worst case could be awarded in one or more of these lawsuits might have a material effect on the Company’s results of operations, cash flow or financial position, the Company believes that it has meritorious defenses to liability and damages in each of these lawsuits and it is contesting them vigorously. If the Company were to incur one or more unfavorable judgments that in themselves are not material, or if there was a development in the law in a similar case to which the Company is not a party that was negative to the Company’s position, the Company might as a result decide to change the general manner in which it accepts bids on certain search terms, and this change might have a material adverse effect upon the results of operations, cash flows or financial position of the Company.

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

     On June 19, 2001, InternetFuel.com, Inc. filed a complaint against Overture in the Superior Court of the State of California for the County of Los Angeles. The complaint alleges that Overture wrongfully terminated an agreement pursuant to which InternetFuel participated in Overture’s affiliate program and that Overture did not properly account for monies owed under that agreement. The complaint also alleges libel for messages allegedly placed by Overture on an Internet forum, and it contains claims of unfair business practices. The complaint seeks, among other remedies, monetary damages for the value of the terminated agreement and for alleged harm to InternetFuel’s reputation, punitive and exemplary relief and an injunction against alleged unfair business practices. In December 2001, Overture successfully moved the court to transfer the case to arbitration. InternetFuel.com recently supplemented its claims, alleging fraud under California law. Arbitration is currently scheduled for December 2002. Overture believes that it has meritorious defenses to the allegations and is contesting the allegations vigorously.

     On July 12, 2001, the first of several purported securities class action lawsuits was filed in the United States District Court, Southern District of New York against certain underwriters involved in Overture’s initial public offering, Overture, and certain of Overture’s current and former officers and directors. The Court consolidated the cases against Overture into case number 01 Civ. 6339. Plaintiffs allege, among other things, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 involving undisclosed compensation to the underwriters, and improper practices by the underwriters, and seek unspecified damages. Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin. On April 19, 2002, plaintiffs filed an amended complaint, alleging Rule 10b-5 claims of fraud. On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the Overture IPO litigation, without prejudice. Overture continues to deny the allegations against it, believes that it has meritorious defenses to the amended complaint and intends to contest the allegations vigorously.

     On January 25, 2002, the Company filed a complaint for patent infringement against FindWhat.com (“FindWhat”) in the United States District Court for the Central District of California. The lawsuit charges FindWhat with willful infringement of the ’361 patent. The Company also seeks a permanent injunction against FindWhat, an award of increased damages, and an award of attorney’s fees, costs and expenses. Also on January 25, 2002, FindWhat served the Company with an amended complaint filed in the United States District Court for the southern District of New York for declaratory judgment of invalidity, unenforceability and non-infringement relating to the Company’s ’361 patent. (The original complaint was never served on the Company.) The Company has moved to dismiss FindWhat’s New York action in favor of the Company’s California action. Discovery is stayed in both cases pending a ruling by the New York court on the motion.

     On January 28, 2002, MNI filed a complaint against the Company in the United States District Court for the Western District of Texas. The initial complaint was never served on the Company. An amended complaint was served on the Company on February 6,

2002. The amended complaint alleges that the Company has committed acts of trademark infringement, trademark dilution, unfair competition, misappropriation and tortious interference with prospective economic advantage. MNI’s allegations are based on the Company’s allowing competitors to bid on the term “body solutions” (and related terms) in order to obtain priority when an Internet user searches for diet-related Web sites. The Company is indemnifying and defending an affiliate, who has been named a defendant in a related action. Overture believes that it has meritorious defenses to the allegations and is contesting the allegations vigorously. Trial currently is scheduled in the related case against the Company’s affiliate for April 28, 2003, and trial is currently scheduled in the case against the Company for June 2, 2003. MNI recently filed for protection under Chapter 11 of the bankruptcy code.

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

     On February 20, 2002, Overture filed a complaint against Did-It.com, Inc. for trespass, unfair competition and violations of the Computer Fraud and Abuse Act. In response to Overture’s complaint, on June 14, 2002, Did-It filed a counterclaim against Overture alleging federal and state antitrust violations, violations of the Unfair Trade Practices Act, fraud and deceit, negligent misrepresentation, false and misleading advertising, unfair competition, interference with contract and prospective economic advantage and violations of California Civil Code Section 1812.600, et.seq. On August 7, 2002, Overture filed a motion to dismiss various claims contained in Did-It’s counterclaim, including claims for antitrust violations. On August 30, 2002, Did-It filed its first amended counterclaim, which omitted some of the antitrust causes of action contained in its initial counterclaim. On October 2, 2002, Overture filed its answer to Did-It’s first amended counterclaim. The parties are entering the early phase of discovery. Overture believes that it has meritorious defenses to the allegations and is contesting the allegations vigorously.

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

     On April 23, 2002, Overture filed a patent infringement lawsuit against Google Inc. in the United States District Court for the Northern District of California. The lawsuit charges Google with willful infringement of the ’361 Patent. The Company also seeks permanent injunction against Google, an award of increased damages, and an award of attorney’s fees, costs and expenses. On June 7, 2002, Google filed its answer to the Overture complaint, denying that it infringes the ’361 Patent and alleging counter claims of non-fringement, invalidity and unenforceability relating to the ’361 Patent. The parties are in the initial phase of the discovery process, which began on August 5, 2002. A hearing regarding the interpretation of the claims contained in the ’361 Patent (commonly referred to as a “Markman” hearing) currently is scheduled for March 25, 2003.

     On October 8, 2002, Robert Novak, doing business as Pets Warehouse and PetsWarehouse.com, served a pro se complaint against the Company in an action filed in the United States District Court for the Eastern District of New York. The complaint asserts claims under federal and/or New York law for trademark infringement, trademark dilution, unfair competition, misappropriation, unjust enrichment, tortious interference with prospective economic advantage and deceptive trade practices. The allegations are based on the Company’s allowing competitors to bid on “pets warehouse” as a search term. Overture denies liability and will vigorously defend the lawsuit.

     The Company may also be subject to litigation in the ordinary course of business.

ITEM 5.  OTHER INFORMATION

     In addition to audit services, Overture’s auditor, Ernst & Young LLP, provided the following non-audit services to Overture with the approval of the audit committee: (1) preparation of U.S. and international tax returns and advice on related tax matters and (2) consultation on compensation and equity related matters.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K [UPDATE]

(a)	Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission.

EXHIBIT
NUMBER

3.1	Amended and Restated Certificate of Incorporation of GoTo.com Inc.*****

3.2	Certificate of Ownership and Merger Merging Overture Services, Inc. into GoTo.com, Inc.*****

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Overture Services, Inc.*

3.4	Bylaws of Overture Services, Inc.**

4.1	Specimen Stock Certificate***

10.1	Amendment No. 2 to the distribution agreement between Overture and Microsoft (msn.com) effective as of September 1, 2002****

10.2	Amendment No. 3 to the distribution agreement between Overture and Microsoft (msn.com) effective as of September 1, 2002****

10.3	Amendment No. 3 to the distribution agreement between Overture and Microsoft (GoTo-in-a-Box or Internet Explorer Panel) effective as of September 1, 2002****

99.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed as Exhibit 3.3 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on May 15, 2002 and incorporated by reference herein.

**	Previously filed as Exhibit 3.3 to the Registrant’s Form 8-A filed with the Securities and Exchange Commission on March 25, 2002 and incorporated by reference herein.

***	Previously filed as Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 25, 2002 and incorporated by reference herein.

****	Confidential treatment requested on certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.

*****	Previously filed as an exhibit to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002 and incorporated by reference herein

(b)	Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended September 30, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2002	OVERTURE SERVICES, INC.
	By	/s/ Todd Tappin Todd Tappin Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

CERTIFICATIONS

I, Ted Meisel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Overture Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ Ted Meisel Ted Meisel Chief Executive Officer

I, Todd Tappin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Overture Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ Todd Tappin Todd Tappin Chief Financial Officer

EXHIBIT INDEX

EXHIBIT
NUMBER

3.1	Amended and Restated Certificate of Incorporation of GoTo.com Inc.*****

3.2	Certificate of Ownership and Merger Merging Overture Services, Inc. into GoTo.com, Inc.*****

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Overture Services, Inc. *

3.4	Bylaws of Overture Services, Inc. **

4.1	Specimen Stock Certificate***

10.1	Amendment No. 2 to the distribution agreement between Overture and Microsoft (msn.com) effective as of September 1, 2002****

10.2	Amendment No. 3 to the distribution agreement between Overture and Microsoft (msn.com) effective as of September 1, 2002****

10.3	Amendment No. 3 to the distribution agreement between Overture and Microsoft (GoTo-in-a-Box or Internet Explorer Panel) effective as of September 1, 2002****

99.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed as Exhibit 3.3 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on May 15, 2002 and incorporated by reference herein.

**	Previously filed as Exhibit 3.3 to the Registrant’s Form 8-A filed with the Securities and Exchange Commission on March 25, 2002 and incorporated by reference herein.

***	Previously filed as Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 25, 2002 and incorporated by reference herein.

****	Confidential treatment requested on certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.

*****	Previously filed an Exhibit to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002 and incorporated by reference herein.