Form 10-K
period 2002-12-31
OVERTURE SERVICES INC
filed 2003-02-28
CIK 1060439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition from ________________ to _________________

COMMISSION FILE NUMBER 000-26365

Overture Services, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	000-26365 Commission File Number	95-4652060 (I.R.S. Employer Identification No.)

74 NORTH PASADENA AVENUE 3RD FLOOR
PASADENA, CALIFORNIA 91103
(Address of principal executive offices)

626-685-5600
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Common Stock, $0.0001 par value
Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [  ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock in the Nasdaq National Market on February 24, 2003, was approximately $721.4 million. This calculation does not reflect a determination that certain persons are or are not affiliates of the registrant for any other purposes and assumes that shares held by affiliates include only shares held by executive officers, members of the board of directors (but not any fund of which any such persons may be a partner), and holders of greater than 5% and all shares that have been reported on Schedule 13D, consisting of The TCW Group, Inc, on behalf of the TCW Business Unit filing such Schedule 13G dated February 5, 2003; FMR Corp. filing such Schedule 13G dated February 14, 2003; AXA Assurances I.A.R.D. Mutuelle on behalf of various affiliated entities, filing such Schedule 13G dated February 10, 2003; and Bill Gross’ Idealab and other members of the group filing with Bill Gross’ Idealab filing such Schedule 13D dated November 28, 2001.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b of the Act). [X] YES [  ] NO

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price for the registrant’s common stock in the Nasdaq National Market on June 30, 2002, was approximately $942.0 million. This calculation does not reflect a determination that certain persons are or are not affiliates of the registrant for any other purposes and assumes that shares held by affiliates include only shares held by executive officers, members of the board of directors (but not any fund of which any such persons may be a partner), and holders of greater than 5% and all shares that have been reported on Schedule 13D, consisting of The TCW Group, Inc. on behalf of the TCW Business Unit filing such Schedule 13G dated February 13, 2002; RS Investment Management Co. filing such Schedule 13G dated February 15, 2002; FMR Corp. filing such Schedule 13G dated April 10, 2002; and Bill Gross’ Idealab and other members of the group filing with Bill Gross’ Idealab filing Schedule 13D dated November 28, 2001.

The number of outstanding shares of the registrant’s common stock as of the close of business on February 24, 2003 was 59,275,635

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12 and 13 of Part III incorporate information by reference from the definitive proxy statement for the registrant’s 2003 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2002.

OVERTURE SERVICES, INC.

FISCAL YEAR 2002 FORM 10-K ANNUAL REPORT

			Page

PART I
	Item 1.	Business	4
	Item 2.	Properties	9
	Item 3.	Legal Proceedings	9
	Item 4.	Submission of Matters to a Vote of Security Holders	10
PART II
	Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	11
	Item 6.	Selected Financial Data	13
	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
	Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	33
	Item 8.	Financial Statements and Supplementary Data	34
	Item 9.	Changes and Disagreements with Accountants on Accounting and Financial Disclosure	34
PART III
	Item 10.	Directors and Executive Officers of the Registrant	34
	Item 11.	Executive Compensation	34
	Item 12.	Security Ownership of Certain Beneficial Owners and Management	34
	Item 13.	Certain Relationships and Related Transactions	34
PART IV
	Item 14.	Controls and Procedures	35
	Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	35
SIGNATURES
CERTIFICATIONS

Forward Looking Statements

     In addition to historical information, this Form 10-K contains forward-looking statements, including statements related to the expected growth of our affiliate program, the amount of traffic that will be directed to us from our affiliates in the future, the timing and amount of any increase in our average price per paid introduction, continued profitability, the timing and amount of our number of paid introductions, the amount of future advertiser spending with Overture, the amount of future traffic acquisition costs as a percentage of revenue, planned acquisitions and development of services acquired in such acquisitions and, international expansion, liquidity, growth in the number of advertisers, fluctuation in the price of our common stock, changes in our quarter-to-quarter financial results, seasonal effects and future competition. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends” and similar expressions to identify these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those discussed in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. Overture undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

PART I

Item 1. Business

OVERVIEW

     Overture Services, Inc. is the global leader in Pay-For-Performance search (also known as paid search) on the Internet. Overture’s search service is comprised of advertiser’s listings, which are screened for relevance and accessed by consumers and businesses through Overture’s affiliates, a network of Web properties that have integrated Overture’s search service into their sites or that direct user traffic to Overture’s own site. In some cases, consumers and businesses access our search listings directly at our site. The search listings are ranked by the advertisers’ bid; the higher the bid, the higher the ranking. Advertisers pay Overture the bid price for clicks on the advertisers’ search listing (also known as a paid introduction, click-through or a paid click). As of December 31, 2002, Overture and its wholly owned subsidiaries, operated the Overture service in the United States, United Kingdom, Germany, France and Japan. Subsequent to the end of the year, Overture announced its intention to operate its service in South Korea, Italy, Spain, and other European markets.

     Overture was incorporated on September 15, 1997 in the state of Delaware and officially launched its service on June 1, 1998. On October 8, 2001, we changed our corporate name from GoTo.com, Inc. to Overture Services, Inc. and changed our Nasdaq Stock Market trading symbol to “OVER.” Overture has offices in California and New York in the United States; United Kingdom; Germany; France; Ireland; Japan; and South Korea.

     On February 18, 2003, Overture announced its plan to acquire the business of AltaVista Company (“AltaVista”), a pioneer in Web search technology, for $140.0 million in cash and stock.

     On February 25, 2003, Overture announced its plan to acquire the Web search unit of Norway-based Fast Search and Transfer (“Fast”), a developer of search and real-time filtering technologies, for $70.0 million in cash, plus a potential performance-based cash incentive payment of up to $30 million over three years.

     AltaVista and Fast both use advanced algorithmic search technology to crawl the Web and return relevant search results in response to users’ queries. We believe these technologies complement our own market-leading technology in commercial search and will enhance our core Pay-For-Performance search business as well as allow us to develop new products and services for our advertisers and affiliates.

INDUSTRY OVERVIEW

     Search is a large and growing market. In the United States alone, hundreds of millions of searches each day are conducted on the Internet. We believe a substantial portion of these searches are commercial in nature. Commercial search queries, we believe, are best served by paid search, which we define, generally, as targeted advertising paid per lead. We believe that paid search is the fastest growing segment of Internet search. In our view, improvements in the quality, relevance, breadth and depth of paid listings will likely drive growth of click-throughs on commercial inquiries.

     In addition, we also believe that the price per paid introduction that advertisers pay will continue to grow. Relative to alternatives, we believe, a lead on Overture at an average price of $0.35 is less expensive, yet more targeted and measurable than other direct sales methods such as targeted keyword banner ads, direct mail or the yellow pages.

     We believe that paid search is a relatively untapped market for many advertisers. Pay-For-Performance search has only been introduced recently and we believe that there are many large advertisers that still have not contributed portions of their marketing budget to Internet advertising and more specifically paid search, but will as the Internet becomes a more acceptable medium for advertising goods and services.

     We also believe that our business will continue to experience growth outside of the United States as Internet usage and e-commerce development continue to grow in other countries.

     According to our estimate, the US commercial search market has grown and will continue to grow significantly from its $1 billion market size at the end of 2001. As the market leader, Overture’s paid introductions have grown from 173 million in 1999 to 2.2 billion in 2002.

OVERTURE STRATEGY

     Overture’s objective is to build upon its leadership position in commercial search by expanding participation in its -services, to increase the number of search listings available to users and to increase the number of click-throughs that occur through Overture’s affiliates. We believe that increasing the number of key constituents in the Overture network (consumers, advertisers and Overture’s affiliates) will enable Overture to offer a more robust search service, which may enhance our ability to generate increasing search-based revenue. Elements of Overture’s strategy follow.

Expand Consumer Base within the Overture Service. Overture delivered 563 million paid introductions through its network in the fourth quarter of 2002, and more than 2.2 billion paid introductions in fiscal 2002. Overture believes it can expand the base of consumers who access the Overture service by working with affiliates to enhance the implementation of the Overture service on the affiliates’ properties and to introduce new products and services to them. Overture has tested such new implementations with affiliates, including offering additional Overture search listings on a page, improving the placement of our search listings, and servicing certain vertical categories within affiliates’ Web properties. In addition, Overture will seek to expand its consumer base, both domestically and abroad, by adding Web properties not currently in the Overture network.

Improve our Service Quality. We believe that improving the quality of Overture’s service will make it more attractive to consumers, advertisers and affiliates. In 2002, we introduced several new services, (such as auto-bidding) and several additional advertiser account management systems that are designed to aid advertisers in maximizing their volume of paid introductions and subsequently their return on their investment.

     Overture employs a dedicated team of editors that is focused on screening search listings for relevance. Overture continues to utilize automated systems that allow our editors to make relevance determinations. These systems also allow Overture to better scale the business. In addition, in 2002, Overture implemented a series of new editorial guidelines for advertisers designed to improve the relevance and quality of Overture’s listings and the overall search experience for users.

     Overture also implemented several strategies to acquire new advertisers for the purpose of expanding the depth and breadth of Overture’s search listings. We believe these strategies have improved the overall relevance and quality of Overture’s search results. According to Overture estimates, there are still a significant number of commercial keywords that are searched by consumers for which a business has not provided a paid result. Overture’s planned acquisition of AltaVista and Fast’s Web search unit should allow us to better capture that opportunity. In addition to acquisition of new advertisers, we intend to develop new marketing and technology initiatives to increase advertiser participation in existing and new keyword markets (e.g. search terms) available to advertisers, which we believe will lead to enhanced search results within those markets.

Expand Internationally. Overture has launched its search service internationally in the United Kingdom, Germany, France and Japan. We will continue to analyze international opportunities and will seek to expand our services into countries where our service can be replicated on a cost effective basis and where consumers, advertisers and search providers desire the Overture service. Accordingly, Overture anticipates offering its services in several new overseas markets during 2003, including South Korea, Italy, Spain and other European markets.

Expand the Offering. Overture intends to expand its offering through internal development and acquisitions such as AltaVista and Fast’s Web search unit, to provide consumers, advertisers and search providers additional services. Overture’s large advertiser base and robust technical and service capacity allows Overture to develop future opportunities to provide additional value to advertisers. More specifically, Overture intends to expand its service to advertisers by providing systems and information that help advertisers maximize their advertising dollar. Overture believes that there are substantial opportunities to provide additional products and services to its affiliates and advertisers.

THE OVERTURE SERVICE

     The Overture service enables consumers and businesses to quickly locate desired providers of products and services. By offering our search service at the numerous Web properties in our affiliate network, and at our home page, the Overture service is available to millions of consumers and businesses who can receive targeted search results generated by our base of more than 80,000 advertisers.

Bidding on the Overture Service

     The search results in the Overture service are prioritized for consumers by the amount the advertiser has bid for placement in the keyword market. Advertisers are listed in descending order of their bid, with the highest bidder appearing as the first search listing in the search results. Bids may be expressed either as the amount the advertiser pays Overture each time there is a click on the advertiser’s search listing or as the maximum amount the advertiser is willing to pay for a click on the advertiser’s search listing. Advertisers pay Overture only when a click-through occurs on the advertisers’ search listing. Advertisers may see the bids of other advertisers on their keywords, enabling the advertiser to determine his or her own bid necessary to achieve a desired ranking, which instills competition among advertisers and promotes greater relevance for consumers.

Advertising on the Overture Service

     Overture attracts advertisers who want to drive highly targeted leads to their Web sites. Most advertisers utilize Overture’s self-service tools to open and manage accounts online through our patented DirecTraffic Center®, a proprietary, automated Web-based account management tool that offers several tracking, bid management and measurement features. These accounts comprise our Online Channel, which typically consists of small and medium size enterprises and represented approximately 60% of Overture’s revenue in the fourth quarter of 2002. By automating the sales and maintenance of many of our advertiser accounts, Overture gives businesses greater control over the advertising process, while leveraging the scalable nature of our business.

     Overture account managers oversee and maintain large advertiser accounts, usually bigger enterprises or advertising agencies that pay by invoice and which are typically obtained through our direct sales force efforts. These accounts comprise our Direct Channel and represented approximately 40% of Overture’s revenue in the fourth quarter of 2002.

     Potential advertisers find Overture directly, through third-party referral programs, through our direct sales efforts and through a variety of direct marketing activities. These activities include targeted mailings, e-mails and other promotional material sent directly to businesses, advertising agencies and search engine marketers. To increase advertiser participation in the Overture service, we will continue to utilize multiple marketing channels, including our direct sales force, targeted online marketing, direct mailings, participation at trade shows and appearances in advertising industry periodicals. We will also continue to enter into referral agreements with third parties that receive payment for each business they refer to Overture that becomes an advertiser on our search service.

     When our advertisers submit listings to the Overture search service, we review them for relevance and for conformance with our editorial guidelines. Advertisers can participate only in keyword markets that are relevant to their Web site and product or service offering. In certain cases, and for a separate fee, we help advertisers optimize their search listing campaigns by recommending relevant keywords available to them based on their Web site and product or service offering. As of December 31, 2002, Overture’s proprietary database included approximately 10 million search listings in the United States.

     Currently, all new U.S. Overture advertisers must commit to a minimum bid per listing of 10 cents and a minimum $20 monthly spend. Advertisers may pre-pay by check, wire, credit card and in some cases, Overture may grant credit terms under which the advertiser is invoiced each month.

THE OVERTURE NETWORK

     Overture distributes its search listings to numerous Web properties, including many premiere Web sites such as MSN.com and Yahoo.com that offer their users Overture’s Premium Listings, which are the top Overture listings for each keyword (typically this usually consists of three to five of the top listings ). Other affiliates within the Overture network include AltaVista, AOL Europe, Applied Semantics (formerly Oingo), CNET, Comet Systems, InfoSpace (including MetaCrawler,WebCrawler, Dogpile and Excite), TerraLycos and Wanadoo (which acquired Freeserve). Overture also has relationships with the two primary Web browsers used by Internet users, which offer Overture search results as a default search service (Microsoft) or as a rotation with other providers of search listings (Netscape).

We believe that affiliates electing to offer the Overture search service on their sites can take advantage of any or all of the following benefits:

•	Obtain an economic advantage in monetizing search;

•	Deliver high quality and relevant search results to their users;

•	Experience superior technical and customer service;

•	Generate revenue without the costs and challenges associated with building and maintaining the marketing, sales and service, and supporting functions and systems;

•	Build and maintain brand loyalty by delivering content with the look, feel and navigation features specific to each affiliate in a non-competitive way.

     Web properties can become an affiliate in one of three ways.

     First, an affiliate can choose to obtain a complete set of search results, which includes Overture’s search listings as well as algorithmic search results (search results generated by software programs that collect and organize information from the Web) provided by a third party selected by Overture. With this option, the end user, at the affiliate’s choice, will access the Overture search listings and third party results at the affiliate’s Web site or at Overture’s Web site. Pending the close of the acquisitions of AltaVista and Fast’s Web search unit, we intend to offer broad Web search capabilities (which may also include paid listings).

     Second, an affiliate may choose to offer Overture search results as part of other search results they provide their users. For example, as part of our network, we have established contracts with Web sites that aggregate the search offerings of several providers of search services. These contracts provide that our search service is included in the aggregated search offerings on these sites. Overture has also entered into contracts with portals, in which our Premium Listings are offered as part of the affiliate’s search results.

     Finally, in contracts with internet browser providers, like Microsoft’s Internet Explorer, and AOL’s Netscape, our search results are offered on the browser’s search page, or as part of the browser’s search functionality.

     The economic arrangements with affiliates vary and may include:

•	Fixed guarantees by Overture which often carry reciprocal, performance guarantees from the affiliate;

•	Payment by Overture based on a specified percentage of revenue;

•	Specific payment by Overture for each click on our search results;

•	Payment by Overture for impressions of our search results;

•	Payment by Overture for searches done on our service; and

•	Combinations of the foregoing.

TECHNOLOGY

     Overture’s technical operating environment is designed to provide the best search experience on the Internet to consumers and businesses, and affiliates as well as the best service level to advertisers. Overture intends to continue investing in its technology infrastructure to maintain and enhance its competitive advantage.

     Overture makes its services available to consumers and businesses, affiliates and advertisers through a combination of its own proprietary technology and commercially available technology from industry leading providers such as Sun Microsystems, Cisco and Oracle. Overture also relies upon third parties to provide hosting services, including hardware support and service and network coordination.

     Any disruption in Internet access or other services provided by third parties could have a material adverse effect on our business. Overture is undertaking initiatives to develop and implement business continuity, improve data retention, create backup and recovery processes and systems and standardize technology platforms. Overture also protects its search computer systems by maintaining multiple search serving sites which allow for global load balancing, as well as designing these systems for peak loads and non-stop operation.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     As the pioneer of Pay-For-Performance search, Overture has developed significant proprietary technologies to serve our results and service our advertisers. Overture has filed, and has been issued, patents to protect and enforce our inventions, systems and processes. Accordingly, Overture intends to vigorously enforce its intellectual property and has filed lawsuits in this regard against some of our competitors.

     We seek to protect our copyrights, service marks, trademarks, trade dress and trade secrets through a combination of laws and contractual restrictions. For example, we attempt to register our trademarks and service marks in the United States and other countries throughout the world. However, effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are made available online.

COMPETITION

     We face competition in three principal areas: (i) distribution of our services; (ii) demand for our services on our affiliates’ Web sites and (iii) usage of our services by advertisers.

     We compete with companies that provide pay-per-click advertising services that are similar to Overture’s. These companies include Espotting Media, Inc., FindWhat, Google, Inc., PRIMEDIA (About.com) and Terra Lycos. In addition, we cannot assure you that another search service will not successfully offer a competitive pay-per-click advertising service. We believe it is likely that there will be additional entrants to the pay-per-click search market. These competitors will compete against Overture for affiliate arrangements and could cause Overture to enter into affiliate agreements with less favorable terms or lose affiliates or potential affiliates, which could reduce our number of click-throughs, increase the amount of revenue shared with affiliates, and reduce total revenues and thereby have a material adverse effect on our business, operating results and financial condition.

     We also compete with providers of other search related services for space on the search results page, including, among others, AltaVista, Espotting Media, Inc., Fast Search & Transfer ASA, Google, Inc., Inktomi, Infospace and LookSmart, Ltd.

     Our affiliates face competition for user traffic within the search marketplace, which affects the number of paid introductions on our service. If the users of these affiliates prefer the services offered by the affiliates’ competitors with whom we do not have a relationship, the businesses of our affiliates may suffer, which may in turn have a material adverse effect on our business, operating results and financial condition. In addition, many of our affiliates compete with one other, and this may make it difficult for us to develop some affiliate relationships.

     We also compete with providers of pay-per-click search services and other search services, Internet service providers, other Web sites and advertising networks such as DoubleClick, Inc. and 24/7 Media, Inc., as well as traditional offline media such as television, radio and print and direct marketing companies, for a share of advertisers’ total advertising budgets. Accordingly, Overture may face increased pricing pressure for the sale of advertisements and direct marketing opportunities, as well as a decrease in demand for the Overture service, which could have a material adverse effect on our business, operating results and financial condition.

     Some of our competitors, as well as potential entrants into our market, have longer operating histories, larger customer or user bases, greater brand recognition and greater financial, marketing and other resources than we do. Many current and potential competitors can devote substantially greater resources to promotion, Web site and systems development than we can. In addition, as the use of the Internet and other online services increases, larger, well-established and well-financed entities may continue to acquire, invest in or form joint ventures with providers of Web directories, search and information services or advertising solutions. Existing providers of Web directories, search and information services or advertising solutions may continue to consolidate. In addition, providers of Internet browsers and other Internet products and services who are affiliated with providers of Web directories and information services in competition with the Overture service may more tightly integrate these affiliated offerings into their browsers or other products or services. Any of these trends could increase the competition we face, reduce the demand for our service and could have a material adverse effect on our business, operating results and financial condition.

EMPLOYEES

     Overture had 876 full-time employees as of December 31, 2002. As of December 31, 2002, 226 of Overture’s employees were engaged in technical operations and product development, 483 in marketing, sales and service and 167 in finance, administration and operations. Marketing, sales and service employees include customer service representatives, salespeople, sales administration personnel, marketing and communications personnel and creative services personnel.

AVAILABLE INFORMATION

     We file the required reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934. These reports include Overture’s annual report on Form 10-K, quarterly financial reports on Form 10-Q, and current reports on Form 8-K. This information is maintained on our Internet site as soon as practical after it is electronically filed with the SEC and is available free of charge at our site at http://www.overture.com.

Item 2. Properties

     Our headquarters are located in a leased office complex located in Pasadena, California, which aggregates approximately 116,000 square feet. We also lease space in San Mateo and Carlsbad, California and New York in the United States; United Kingdom; Germany; France; Ireland; Japan and South Korea.

Item 3. Legal Proceedings

     Overture is currently in separate litigations with Google and FindWhat in which Overture is alleging that these parties infringe our U.S. Patent No. 6,269,361 (“the ‘361 patent”) entitled “System And Method For Influencing A Position On A Search Result List Generated By A Computer Network Search Engine.” The ‘361 patent protects various features and innovations relating to bid-for-placement products and Overture’s Pay-For-Performance search technologies, including our DirecTraffic Center account management system and tools. In each litigation, the respective parties, Google and FindWhat, have alleged invalidity and unenforceability of the ‘361 patent. When the validity and enforceability of the ‘361 patent is determined, in either litigation, that determination may have a material effect on our competitive position.

     The complaint against FindWhat was filed on January 25, 2002, in the United States District Court for the Central District of California. The lawsuit charges FindWhat with willful infringement of the ‘361 patent. Overture also seeks a permanent injunction against FindWhat, an award of increased damages, and an award of attorney’s fees, costs and expenses. Also on January 25, 2002, FindWhat served Overture with an amended complaint filed in the United States District Court for the Southern District of New York for declaratory judgment of invalidity, unenforceability and non-infringement relating to our ‘361 patent. On February 13, 2003, the New York Court ordered FindWhat’s declaratory judgment action to be transferred to the Central District of California.

     The complaint against Google was filed on April 23, 2002 in the United States District Court for the Northern District of California. The lawsuit charges Google with willful infringement of the ‘361 Patent. Overture also seeks a permanent injunction against Google, an award of increased damages, and an award of attorney’s fees, costs and expenses. On June 7, 2002, Google filed its answer to the Overture complaint, denying that it infringes the ‘361 Patent and alleging counterclaims of non-infringement, invalidity and unenforceability relating to the ‘361 Patent. The parties continue to move through the discovery process. A hearing regarding the interpretation of the claims contained in the ‘361 Patent (commonly referred to as a “Markman” hearing) currently is scheduled for early August.

     Overture is a defendant in five trademark infringement actions (JR Cigar, Mark Nutritionals, PlasmaNet, Pets Warehouse and Shar Products). The plaintiffs in these cases allege that they have trademark rights in certain search terms and that Overture violates these rights by allowing competitors of the plaintiffs to bid on these search terms. The amount of damages that are claimed and, if awarded, in one or more of these lawsuits might have a material effect on our results of operations, cash flow or financial position. We believe that we have meritorious defenses to liability and damages in each of these lawsuits and we are contesting them vigorously. If Overture were to incur one or more unfavorable judgments that in themselves are not material, or if there were a development in the law in a similar case to which we are not a party that was negative to Overture’s position, we might as a result decide to change the general manner in which we accept bids on certain search terms and this change might have a material adverse effect upon the results of operations, cash flows or our financial position.

The following sets forth the details concerning the five trademark cases that have been filed against Overture based on its acceptance of bids on certain search terms. The plaintiffs in each seek money damages, including attorney’s fees and costs.

Date Instituted	Plaintiff	Venue

October 2, 2000	800-JR-Cigar, Inc.	United States District Court for the District of New Jersey

January 28, 2002	Mark Nutritionals*	United States District Court for the Western District of Texas

April 23, 2002	PlasmaNet, Inc.	United States District Court for the Southern District of New York

October 8, 2002	Robert Novak, doing business as Pets Warehouse and PetsWarehouse.com	United States District Court for the Eastern District of New York

January 2, 2003	Shar Products Company	United States District Court for the Eastern District of Michigan

* In September 2002, Mark Nutritionals filed for protection under Chapter 11 of the bankruptcy code, and in February 2003, the U.S. Trustee moved to convert the filing to Chapter 7 of the bankruptcy code.

     The following sets forth details regarding other litigation, which may be material to Overture.

     On June 19, 2001, InternetFuel.com, Inc. filed a complaint against Overture in the Superior Court of the State of California for the County of Los Angeles. The complaint alleges that Overture wrongfully terminated an agreement pursuant to which InternetFuel participated in Overture’s affiliate program and that Overture did not properly account for monies owed under that agreement. The complaint also alleges libel for messages allegedly placed by Overture on an Internet forum, and it contains claims of unfair business practices. The complaint seeks, among other remedies, monetary damages for the value of the terminated agreement and for alleged harm to InternetFuel’s reputation, punitive and exemplary relief and an injunction against alleged unfair business practices. In December 2001, Overture successfully moved the court to transfer the case to arbitration. InternetFuel.com thereafter supplemented its claims, alleging fraud under California law.

     This matter was arbitrated in late December 2002 and early January 2003. On January 10, 2003, the arbitrator issued an interim award. Although the arbitrator found in Overture’s favor on InternetFuel’s claims for fraud and unfair business practices, the arbitrator found for InternetFuel on the breach of contract claim and awarded InternetFuel approximately $8.7 million. On January 16, 2003, InternetFuel filed an application with the arbitrator seeking approximately $840,000 in pre-judgment interest on the award. On January 28, 2003, Overture filed its opposition to InternetFuel’s request for pre-judgment interest. InternetFuel is also seeking to recover certain costs incurred during the litigation, none of which have been specified to date. Overture filed its statement opposing recovery of those costs. Overture disagrees with the arbitrator’s breach of contract award and is currently considering all of its available legal options.

     On July 12, 2001, the first of several purported securities class action lawsuits was filed in the United States District Court, Southern District of New York against certain underwriters involved in Overture’s initial public offering, Overture, and certain of Overture’s current and former officers and directors. The Court consolidated the cases against Overture into case number 01 Civ. 6339. Plaintiffs allege, among other things, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 involving undisclosed compensation to the underwriters, and improper practices by the underwriters, and seek unspecified damages. Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin. On April 19, 2002, plaintiffs filed an amended complaint, alleging Rule 10b-5 claims of fraud. On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards. On October, 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the Overture IPO litigation, without prejudice. On February 19, 2003, the Court denied the motion to dismiss the Rule 10b-5 claims against Overture. Overture continues to deny the allegations against it, believes that it has meritorious defenses to the amended complaint, and intends to contest the allegations vigorously.

     On January 31, 2002, a complaint was filed against Overture as a result of its acquisition in May 2000 of AuctionRover.com, Inc., and other defendants in North Carolina Superior Court by an individual, Paul Rony, relating to alleged trade secrets concerning interaction with Internet auction Web sites. The causes of action alleged against Overture include misappropriation of trade secrets, quantum meruit, and constructive trust. The parties are in the early phase of the discovery process. Overture believes that it has meritorious defenses to the allegations and is contesting the allegations vigorously.

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

     We may also be subject to litigation brought against us in the ordinary course of business.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by Item 10 of Form 10-K with respect to executive officers of Overture is set forth below. The following table sets forth certain information with respect to the executive officers of Overture as of January 31, 2003.

NAME	AGE	POSITION

Ted Meisel	39	Chief Executive Officer and President
Jaynie Studenmund	48	Chief Operating Officer
Todd Tappin	41	Chief Financial Officer

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     Our common stock has been quoted on the Nasdaq National Market since our initial public offering on June 18, 1999 and currently trades under the symbol “OVER.” From June 18, 1999 to October 7, 2001, our common stock was quoted under the symbol “GOTO.” In conjunction with our name change from GoTo.com, Inc. to Overture Services, Inc., our common stock began trading under the symbol “OVER” on October 8, 2001. Prior to June 18, 1999, there was no public market for our common stock. According to records of our transfer agent, there were approximately 424 stockholders of record as of February 24, 2003 and we believe there are a substantially greater number of beneficial holders. The following table sets forth the high and low bid prices of our common stock as reported on the Nasdaq National Market for the periods indicated:

	High Price	Low Price

Fiscal 2002:
Fourth Quarter	$31.30	$20.80
Third Quarter	$25.87	$18.30
Second Quarter	$35.59	$16.26
First Quarter	$43.15	$17.61
Fiscal 2001:
Fourth Quarter	$37.07	$11.90
Third Quarter	$25.15	$10.20
Second Quarter	$28.28	$7.00
First Quarter	$15.25	$5.77

     We have not paid dividends and do not anticipate declaring dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

     Information for our equity compensation plans in effect as of December 31, 2002 is as follows (amounts in thousands, except per share amounts):

	(a)	(b)	(c)
Number of
securities
remaining available
for future issuance
		Weighted-average	under equity
		exercise price per	compensation plans
	Number of securities to	share of	(excluding
	be issued upon exercise	outstanding	securities
	of outstanding options,	options,	reflected in column
Plan Category	warrants and rights	warrants and rights	(a))

Equity compensation plans approved by security holders	8,869	$26.46	6,821
Equity compensation plans not approved by security holders	18	.85	0

Total	8,887	$26.41	6,821

     The equity compensation plan not approved by Overture security holders was assumed in conjunction with the Company’s acquisition of Cadabra. This plan was approved by Cadabra shareholders prior to the Company’s acquisition.

Item 6: Selected Consolidated Financial Data

     The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements appearing elsewhere in this Form 10-K. The statements of operations data set forth below for the years ended December 31, 2002, 2001, and 2000 and the balance sheet data at December 31, 2002 and 2001 are derived from our audited financial statements included elsewhere in this Form 10-K. Certain reclassifications have been made in prior years’ financial statements to conform to classifications used in the current year. The historical results are not necessarily indicative of results to be expected for any future period.

	YEAR ENDED DECEMBER 31,

	2002	2001	2000	1999	1998

		(IN THOUSANDS, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Revenue	$667,730	$288,133	$103,052	$26,809	$822
Operating expenses:
Search serving	32,723	20,962	13,109	6,213	1,429
Traffic acquisition	384,583	162,072	66,433	14,290	—
Marketing, sales and service	55,245	28,078	28,098	20,169	9,645
General and administrative	75,618	44,917	33,798	12,467	1,655
Product development	19,372	12,811	13,523	3,689	1,232
Amortization of deferred Compensation and intangibles	1,753	2,041	116,976	3,585	1,199
Write-off of acquired in-process research and development	—	—	7,550	—	—
Impairment of intangible assets	—	—	309,253	—	—
Loss on disposition of GoTo Auctions and GoTo Shopping	—	3,010	—	—	—
Loss on litigation ruling	8,700	—	—	—	—

	577,994	273,891	588,740	60,413	15,160

Income (loss) from operations	89,736	14,242	(485,688)	(33,604)	(14,338)
Interest income, net	3,938	4,260	5,809	3,777	316
Other income, net	974	2,561	21,259	566	—

Income (loss) before provision for income taxes	94,648	21,063	(458,620)	(29,261)	(14,022)
Provision for income taxes	21,501	900	1	1	1

Net income (loss)	$73,147	$20,163	$(458,621)	$(29,262)	$(14,023)

Historical basic net income (loss) per share	$1.27	$0.38	$(9.54)	$(1.04)	$(1.36)

Historical diluted net income (loss) per share	$1.23	$0.36	$(9.54)	$(1.04)	$(1.36)

Weighted average shares used to compute historical basic net income (loss) per share	57,674	53,363	48,065	28,207	10,296
Weighted average shares used to compute historical diluted net income (loss) per share	59,603	55,533	48,065	28,207	10,296

	DECEMBER 31,

	2002	2001	2000	1999	1998

	(IN THOUSANDS)
BALANCE SHEET DATA:
Unrestricted cash, cash equivalents, short and long-term investments	$250,744	$170,287	$54,973	$110,255	$16,357
Working capital	147,454	102,874	52,956	95,165	15,215
Total assets	435,716	231,927	121,413	129,512	19,969
Long-term obligations	1,203	—	78	768	183
Total stockholders’ equity	$303,538	$179,443	$88,095	$112,774	$16,397

(a)	See Note 1 of Notes to the Financial Statements for an explanation of the determination of the number of shares used in computing per share data for the years ended December 31, 2002, 2001 and 2000.

QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth certain unaudited consolidated quarterly statement of operations data for the eight quarters ended December 31, 2002. These unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly Overture’s financial position, results of operations and cash flows for the periods shown.

     The consolidated quarterly data should be read in conjunction with our audited consolidated financial statements and the notes to such statements appearing elsewhere in this report. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

	FOR THE THREE MONTHS ENDED

	DECEMBER 31,	SEPTEMBER 30,	JUNE 30,	MARCH 31,	DECEMBER 31,	SEPTEMBER 30,	JUNE 30,	MARCH 31,
	2002	2002	2002	2002	2001	2001	2001	2001

	(IN THOUSANDS except per share amounts)
STATEMENT OF OPERATIONS DATA:
Revenue	$199,640	$172,749	$152,496	$142,845	$101,188	$72,523	$62,463	$51,959
Operating expenses:
Search serving	9,726	8,303	8,701	5,993	5,042	6,050	5,157	4,713
Traffic acquisition	124,752	101,391	81,437	77,003	51,911	38,551	36,929	34,681
Marketing, sales and service	16,162	15,216	12,438	11,429	8,063	6,412	6,709	6,894
General and administrative	22,560	19,427	17,324	16,307	13,030	10,769	12,053	9,065
Product development	5,495	4,505	5,005	4,367	3,104	2,768	3,240	3,699
Amortization of deferred compensation and intangible assets	523	411	396	423	489	505	494	553
Loss/(gain) on disposition of GoTo Auctions and GoTo Shopping	—	—	—	—	(601)	—	3,611	—
Loss on litigation ruling	8,700	—	—	—	—	—	—	—

	187,918	149,253	125,301	115,522	81,038	65,055	68,193	59,605

Income (loss) from operations	11,722	23,496	27,195	27,323	20,150	7,468	(5,730)	(7,646)
Interest income, net	1,045	1,056	588	1,249	1,295	1,177	833	955
Other income (expense), net	42	85	129	718	73	479	2,017	(8)

Income (loss) before provision for income taxes	12,809	24,637	27,912	29,290	21,518	9,124	(2,880)	(6,699)
Provision for income taxes	$3,296	7,776	10,429	—	$750	150	—	—

Net income (loss)	$9,513	$16,861	$17,483	$29,290	$20,768	$8,974	$(2,880)	$(6,699)

Basic net income (loss) per share	$0.16	$0.29	$0.30	$0.51	$0.37	$0.16	$(0.06)	$(0.13)

Diluted net income (loss) per share	$0.16	$0.28	$0.29	$0.48	$0.35	$0.15	$(0.06)	$(0.13)

Weighted average shares used to compute basic net income (loss) per share	58,944	58,199	58,078	57,422	56,652	55,552	50,906	50,217
Weighted average shares used to compute diluted net income (loss) per share	60,430	60,098	60,159	60,510	59,685	58,324	50,906	50,217

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

IN ADDITION TO HISTORICAL INFORMATION, THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS RELATED TO THE EXPECTED GROWTH OF OUR AFFILIATE PROGRAM, THE AMOUNT OF TRAFFIC THAT WILL BE DIRECTED TO US FROM OUR AFFILIATES IN THE FUTURE, THE TIMING AND AMOUNT OF ANY INCREASE IN OUR AVERAGE PRICE PER PAID INTRODUCTION, CONTINUED PROFITABILITY, THE TIMING AND AMOUNT OF OUR NUMBER OF PAID INTRODUCTIONS, THE AMOUNT OF FUTURE ADVERTISER SPENDING WITH OVERTURE, THE AMOUNT OF FUTURE TRAFFIC ACQUISITION COSTS AS A PERCENTAGE OF REVENUE, PLANNED ACQUISTIONS AND DEVELOPMENT OF SERVICES ACQUIRED IN SUCH ACQUISITIONS, INTERNATIONAL EXPANSION, LIQUIDITY, GROWTH IN THE NUMBER OF ADVERTISERS, FLUCTUATION IN THE PRICE OF OUR COMMON STOCK, CHANGES IN OUR QUARTER-TO-QUARTER FINANCIAL RESULTS, SEASONAL EFFECTS AND FUTURE COMPETITION. WE USE WORDS SUCH AS “ANTICIPATES,” “BELIEVES,” “PLANS,” “EXPECTS,” “FUTURE,” “INTENDS” AND SIMILAR EXPRESSIONS TO IDENTIFY THESE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, AS WELL AS ASSUMPTIONS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE REFLECTED IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE ACTUAL RESULTS TO DIFFER INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTIONS ENTITLED “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” AND “RISKS THAT COULD AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.” READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT MANAGEMENT’S OPINIONS ONLY AS OF THE DATE HEREOF. OVERTURE UNDERTAKES NO OBLIGATION TO REVISE OR PUBLICLY RELEASE THE RESULTS OF ANY REVISION TO THESE FORWARD-LOOKING STATEMENTS.

OVERVIEW

     Overture Services, Inc. is the global leader in Pay-For-Performance search (also known as paid search) on the Internet. Overture’s search service is comprised of advertiser generated listings, which are screened for relevance and accessed by consumers and businesses through Overture’s affiliates, a network of Web properties that have integrated Overture’s search service into their sites or that direct user traffic to Overture’s own site. In some cases, consumers and businesses access our search listings directly at our site. The search listings are ranked by the advertisers’ bid; the higher the bid, the higher the ranking. Advertisers pay Overture the bid price for clicks on the advertisers’ search listing (also known as a paid introduction, click-through or a paid click). As of December 31, 2002, Overture and its wholly owned subsidiaries, operated the Overture service in the United States, United Kingdom, Germany, France and Japan. Subsequent to the end of the year, Overture announced its intention to operate its service in South Korea, Italy, Spain, and other European markets.

     Overture was incorporated on September 15, 1997 in the state of Delaware and officially launched its service on June 1, 1998. On October 8, 2001, we changed our corporate name from GoTo.com, Inc. to Overture Services, Inc. and changed our Nasdaq Stock Market trading symbol to “OVER.” Overture has offices in California and New York in the United States; United Kingdom; Germany; France; Ireland; Japan; and South Korea.

     On February 18, 2003, Overture announced its plans to acquire the business of AltaVista Company (“AltaVista”), a pioneer in Web search technology.

     On February 25, 2003, Overture announced its plan to acquire the Web search unit of Norway-based Fast Search and Transfer (“Fast”), a developer of search and real-time filtering technologies.

     AltaVista and Fast both use advanced algorithmic search technology to crawl the Web and return relevant search results in response to users’ queries. We believe these technologies complement our own market-leading technology in commercial search and will enhance our core Pay-For-Performance search business as well as allow us to develop new products and services for our advertisers and affiliates.

International Expansion

     We launched our search service in the United Kingdom in November 2000, our German language search service in February 2002, our service for France in September of 2002 and our service for Japan in December 2002. We anticipate launching our service in South Korea, Italy, Spain and other European markets in 2003. We expect our international expansion will require continued

investment to build internal infrastructure and grow our advertiser and affiliate bases overseas. We expect to incur losses from our international operations of approximately $25 million to $30 million for the fiscal year 2003.

Acquisitions

     On February 18, 2003, we signed an agreement subject to customary closing conditions with AltaVista, a provider of search services and technology, to acquire AltaVista’s business for $60.0 million in cash and approximately $80.0 million in stock.

     On February 25, 2003, Overture announced its plan to acquire the Web search unit of Norway-based Fast Search and Transfer (“Fast”), a developer of search and real-time filtering technologies, for $70.0 million in cash, plus a potential performance-based cash incentive payment of up to $30 million over three years.

     We expect that the development of these Web search product lines will require some investment and expect to incur losses from these Web search product lines following the proposed acquisitions of approximately $13 million to $15 million for the fiscal year 2003.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

	YEAR ENDED DECEMBER 31,

	2002	2001

	(IN THOUSANDS)
Revenue	$667,730	$288,133
Operating expenses:
Search serving	32,723	20,962
Traffic acquisition	384,583	162,072
Marketing, sales and service	55,245	28,078
General and administrative	75,618	44,917
Product development	19,372	12,811
Amortization of deferred compensation and intangibles	1,753	2,041
Loss on disposition of GoTo Auctions and GoTo Shopping	—	3,010
Loss on litigation ruling	8,700	—

	577,994	273,891

Income from operations	89,736	14,242
Interest income, net	3,938	4,260
Other income, net	974	2,561

Income before provision for income taxes	94,648	21,063
Provision for income taxes	21,501	900

Net Income	$73,147	$20,163

     Revenue. We generate revenue, in the amount paid by the advertiser, primarily when a user clicks on an advertiser’s listing. We refer to these clicks as paid introductions. Revenue is recognized when earned based on paid introduction activity to the extent that the advertiser has deposited sufficient funds with us or collection is probable. Revenue also consists of listing service fees and banner advertising, which together constituted less than 1% of our revenue for the years ended December 31, 2002 and 2001. Banner advertisement revenue is recognized when earned under the terms of the contractual arrangement with the advertiser or advertising agency, provided that collection is probable. Listing service revenue is recognized when we have provided all of the services under the terms of the arrangement. We have no barter transactions. Revenue was approximately $667.7 million for the year ended December 31, 2002 compared to approximately $288.1 million for the year ended December 31, 2001. The increase was the result of the growth in our key constituents, our affiliates, advertisers and consumers, which drive the number of paid introductions and average price per paid introduction.

     We believe the increase in the worldwide number of paid introductions from 1.4 billion in the year ended December 31, 2001 to 2.2 billion in the year ended December 31, 2002 was primarily due to increased search traffic from our affiliates. The average price per paid introduction increased from $0.20 during the year ended December 31, 2001 to $0.31 during the year ended December 31,

2002, we believe, as a result of growth of our advertiser base creating increased competition for placement, account management, new product initiatives rolled out during the year and broader acceptance of paid placement. The number of advertisers increased from approximately 53,000 in December 2001 to approximately 80,000 in December 2002.

     It is difficult to forecast the future growth of the average price per paid introduction, as advertisers primarily determine the price paid. We cannot assure you that the average price per click will continue to increase and if it does increase, at what rate, or that it will not decrease from prior levels. Our growth rate and results depend on our ability to increase the price per paid introduction, the number of advertisers who use our service and the amount our advertisers spend on our service. In addition, we believe we will experience seasonality, whereby the second and third quarters of the calendar year experience relatively lower traffic than the first and fourth quarters. This seasonal effect is difficult to predict, but we believe what we experience is typical of general internet usage. Traffic from affiliates varies as we enter into new agreements and existing agreements are renewed or expire. We anticipate these variables will fluctuate, affecting our growth rate and results.

     During the year ended December 31, 2002, we earned approximately 60% of our total revenue from advertisers who received paid introductions through Overture as supplied by Microsoft (primarily msn.com and MSN Panel on Microsoft’s Internet Explorer) and Yahoo.

     Several new and renewed affiliate relationships were signed during the year ended December 31, 2002. These agreements include AltaVista, CNET, CNN, Hewlett-Packard Company, Netscape Premier Provider, United Online (NetZero and Juno), Wanadoo (which acquired Freeserve) and Yahoo Japan. Additionally, we extended the agreements of Yahoo to April 2005, the MSN Search Pane and MSN Search sites to December 2003 and December 2004 respectively in the United States, United Kingdom and Canada and also expanded the agreements to include Germany and France. Our agreement with InfoSpace was extended to March 2006. Subsequent to year end, we signed agreements with ESPN, Daum Communication, AOL Europe, MSN Japan and New.net (an Idealab company whose traffic was previously received through Applied Semantics).

     During the year ended December 31, 2002, some of our affiliate relationships ended. These agreements include Ask Jeeves in the United States, Earthlink and our U.S. search distribution relationship with America Online (including CompuServe). Our growth rate depends, in part, on increasing the number of searches and resulting click-throughs performed by users who use our service, primarily through our affiliates. If we do not renew our affiliate agreements or replace traffic lost from terminated affiliate agreements with other sources or if our affiliates’ search businesses do not grow or are adversely affected, our revenue and results of operations may be materially and adversely affected.

     Search Serving. Search serving costs consist primarily of costs associated with serving our search results, maintaining our Web site and fees paid to outside service providers that provide and manage our unpaid listings. Costs associated with serving our search results and maintaining our Web site include depreciation of Web site equipment, co-location charges for our Web site equipment, bandwidth, software license fees and salaries of related personnel. Search serving costs were approximately $32.7 million for the year ended December 31, 2002 compared to approximately $21.0 million for the year ended December 31, 2001. The increase was primarily due to an increase in the number of personnel required to support our services and increased hardware and software costs as a result of increased traffic and our international expansion efforts. We anticipate search serving costs to continue to increase as our traffic and number of advertisers increase.

     Traffic Acquisition. Traffic acquisition costs relate to payments made to our affiliates that have integrated our search service into their sites or that direct consumer and business traffic to our Web site. There are generally three economic structures of the affiliate agreements, 1) fixed payments, based on a guaranteed minimum amount of traffic delivered, which often carry reciprocal performance guarantees from the affiliates, 2) variable payments based on a percentage of our revenue or based on a certain metric, such as number of searches or click-throughs, or 3) a combination of the above. Traffic acquisition costs were approximately $384.6 million (58% of revenue) for the year ended December 31, 2002 compared to approximately $162.1 million (56% of revenue) for the year ended December 31, 2001. The increases in total traffic acquisition costs were primarily due to the increases in revenue as previously discussed. The percentage increase in the year ended December 31, 2002 compared to the year ended December 31, 2001 was primarily due to a higher mix of traffic from more prominent search destination sites, which typically receive a higher than average share of revenue. We expect total traffic acquisition costs and traffic acquisition costs as a percentage of revenues to increase to 63% to 64% during the first quarter of 2003 and continue to increase approximately 0.25% to 0.50% each quarter thereafter as a result of increased revenue, competition, industry consolidation, shifts in market share among our partner base, and international expansion. We may be obligated to make guaranteed payments to affiliates, in the future, as described below in “Liquidity and Capital Resources” which are subject to adjustment based on the performance of the affiliate or Overture relative to certain metrics. If we do not meet our target metrics, then guaranteed payments may be required to be paid without a corresponding increase in revenue and traffic acquisition costs as a percentage of revenue may increase.

     The following represents our top 10 continuing affiliates based on revenue (which was approximately 86% of total revenue) that we earned for the three months ended December 31, 2002 from our advertisers, who received paid introductions through Overture as supplied by these affiliates. We have more than one agreement with some affiliates. The table that follows groups such agreements together and displays them in order of expiration date of the largest agreement. The table excludes affiliates whose agreements have terminated.

Affiliate	Expiration Date

AltaVista	May 2003
AOL:
Netscape Premier Provider AOL Europe	June 2003 March 2005
Comet Systems	July 2003
Terra Lycos	November 2003
Microsoft:
MSN Panel on Microsoft’s Internet Explorer msn.com	December 2003 December 2004
CNET	May 2004
Applied Semantics (formally Oingo)	August 2004
Wanadoo (acquired Freeserve)	January 2005
Yahoo	April 2005
InfoSpace: (Excite, Dogpile and Webcrawler)	March 2006

     In addition to the above continuing affiliate agreements, from time to time, we engage in tests with potential affiliates for trial periods to provide paid introductions. Revenue from advertisers who receive paid introductions through Overture, as supplied during these trial periods, can be significant. In the fourth quarter, we had one such arrangement.

     The amount of traffic from each of our affiliates has varied, and we expect it will continue to vary, from quarter to quarter and year to year, sometimes significantly. Moreover, while we seek to align economic incentives, most of our affiliate agreements contain limitations and provide varying levels of discretion to the affiliate in the implementation of our service including the degree to which affiliates can integrate our services with their own services. In addition, we have been and are likely to be dependent on searches from a limited number of affiliates. Affiliates may not like implementations we enter into with other affiliates. If we are unable to replace traffic from any of our large affiliates after expiration of our contract with them or if our relationship with any of our larger affiliates deteriorates, it could seriously harm our business, financial condition and results of operations. Our agreements with affiliates vary in duration, and depending on the agreement, may be terminable upon the occurrence of certain events, including for our failure to meet certain service levels, for general breaches of agreement terms, for changes in control or in some instances, at will. Our two largest affiliates, Microsoft and Yahoo may terminate their agreements with us upon a transaction in which our ownership undergoes a change of control. If any of the foregoing termination events occur, the related agreement could terminate earlier than the expiration date, and/or we may incur additional obligations. We may not be successful in renewing any of these agreements, or if they are renewed, they may not be on as favorable terms. We may not be successful in entering into agreements with new affiliates on commercially acceptable terms. In addition, several of these affiliates may be considered potential competitors.

     Marketing, Sales and Service. Marketing, sales and service expenses consist primarily of payroll and related expenses for personnel engaged in marketing, customer service and sales functions; advertising and promotional expenditures; and cost of systems used to sell and serve advertisers. Marketing, sales and services expenses were approximately $55.2 million for the year ended December 31, 2002 compared to approximately $28.1 million for the year ended December 31, 2001. The increase was primarily the result of increased payroll for customer service and sales functions, increased costs associated with advertiser development, international expansion and continued investment in product quality.

     General and Administrative. General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel; credit card processing fees; facilities; professional services, including legal; and insurance and other general corporate expenses. General and administrative expenses were approximately $75.6 million for the year ended December 31, 2002 compared to approximately $44.9 million for the year ended December 31, 2001. The increase was primarily the result of increased headcount, increased credit card processing fees due to increased revenue, increased professional fees including costs of litigation, higher insurance costs, and international expansion. We expect general and administrative expenses to increase in 2003 due to continuing international expansion and credit card processing fees (as a result of an increase in revenue), as well as an increase in legal and insurance costs.

     Product Development. Product development expenses consist primarily of payroll and related expenses for personnel responsible for development of features and functionality for our service, as well as costs incurred in the preliminary project and post-implementation stage of computer software developed for internal use. Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1) requires that costs incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. We capitalized internally developed software costs of approximately $3.6 million for the year ended December 31, 2002. Product development expenses were approximately $19.4 million for the year ended December 31, 2002 compared to approximately $12.8 million for the year ended December 31, 2001. The increase was primarily the result of our international expansion and investment in product quality. We expect to invest $10.0 million to $12.0 million in the development of new product lines during 2003.

     Loss on Litigation Ruling. An expense of $8.7 million relates to an unfavorable award in a dispute with a former affiliate, InternetFuel. The arbitration proceeding was in process during the fourth quarter of 2002. See Note 6 to the financial statements.

     Interest Income, Net. Interest income, net consists primarily of earnings on our cash, cash equivalents and short-term and long-term investments, net of interest expense attributable to leased equipment. Interest income, net was approximately $3.9 million for the year ended December 31, 2002 and $4.3 million for the year ended December 31, 2001. The decrease was primarily a result of a decline in interest rates.

     Other Income, Net. Other income, net was approximately $1.0 million for the year ended December 31, 2002 compared to $2.6 million for the year ended December 31, 2001. The decrease from the year ended December 31, 2001 relates to the reimbursement of legal costs associated with the settlement of litigation with MercExchange in 2001.

     Provision For Income Taxes. Provision for income taxes was approximately $21.5 million for the year ended December 31, 2002 compared to $0.9 million for the year ended December 31, 2001. We generated taxable income during the year ended December 31, 2002, however a tax provision was recorded that was less than the statutory rate due to the benefit from the release of the valuation allowance relating to deferred tax assets. As of December 31, 2001, we had net operating loss (“NOL”) carryforwards available to reduce future federal and state taxable income. These NOLs and temporary differences (between timing of the recognition on a Generally Accepted Accounting Principle basis versus a tax basis) were carried on the balance sheet as deferred tax assets. Financial Accounting Statement Standard No. 109, “Accounting for Income Taxes” (SFAS 109) requires that a valuation allowance be set up to reduce a deferred tax asset to the extent it is more likely than not that the related tax benefits will not be realized. Due to the uncertainty regarding if and when these NOLs would be utilized and temporary differences would reverse, a full valuation allowance was initially set up against the related deferred tax asset, resulting in a net zero balance for deferred tax assets, as of December 31, 2001. The valuation allowance was released during fiscal 2002 due to the expectation of future income from our ordinary and recurring operations and our assessment that the utilization of available tax deductions was more likely than not.

     We have deductions that resulted from the exercise of certain stock options and sale of certain related stock by employees. Because no book charge is recorded upon the generation of these deductions, the corresponding tax benefits are recorded directly to stockholders’ equity. However, these deductions, to the extent available, will offset taxable income upon filing Overture’s corporate income tax returns resulting in a cash benefit. In September 2002, the state of California passed legislation suspending the use of the operating loss carryforwards for the 2002 and 2003 tax years. The legislation added two years to the carryforward period for these losses. As a result, we were not able to utilize our California net operating loss carryforwards for the year ended December 31, 2002 against our expected current tax liabilities.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

	YEAR ENDED DECEMBER 31,

	2001	2000

	(IN THOUSANDS)
Revenue	$288,133	$103,052
Operating expenses:
Search serving	20,962	13,109
Traffic acquisition	162,072	66,433
Marketing, sales and service	28,078	28,098
General and administrative	44,917	33,798
Product development	12,811	13,523
Amortization of deferred compensation and intangibles	2,041	116,976
Write-off of acquired in-process research and development	—	7,550
Impairment of intangible assets	—	309,253
Loss on disposition of GoTo Auctions and GoTo Shopping	3,010	—

	273,891	588,740

Income (loss) from operations	14,242	(485,688)
Interest income, net	4,260	5,809
Other income	2,561	21,259

Income (loss) before provision for income taxes	21,063	(458,620)
Provision for income taxes	900	1

Net Income (loss)	$20,163	$(458,621)

     Revenue. Revenue was approximately $288.1 million for the year ended December 31, 2001 compared to approximately $103.1 million for the year ended December 31, 2000. The increase was the result of continued growth of our marketplace and the corresponding participants, our affiliates and advertisers.

     Search Serving Search serving costs were approximately $21.0 million for the year ended December 31, 2001 compared to approximately $13.1 million for the year ended December 31, 2000. The increase was primarily due to the increased database and hardware capacity requirements as a result of an increase in our affiliate base and corresponding number of searches, an increase in the number of personnel required to support our services and increased fees paid to outside service providers.

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

     General and Administrative. General and administrative expenses were approximately $44.9 million for the year ended December 31, 2001 compared to approximately $33.8 million for the year ended December 31, 2000. The increase was the result of increased headcount and related expenses, including facilities, credit card processing fees and increased personnel-related insurance costs.

     Product Development. Product development expenses were approximately $12.8 million for the year ended December 31, 2001 compared to approximately $13.5 million for the year ended December 31, 2000. The decrease was a result of the closure of GoTo Shopping and disposition of GoTo Auctions offset by increased staffing and associated costs relating to enhancing features and functionality to our Web site and search service.

     Amortization of Deferred Compensation and Intangibles. Certain stock options granted from inception through our initial public offering have been considered to be compensatory for financial accounting purposes. We also granted options below fair market value in 2001, which are considered compensatory. Total compensation expense resulting from stock options amounted to approximately $7.8 million. This amount represents the difference between the exercise price of the stock options and the deemed fair value of our common stock at the time of the grants or issuances, adjusted for the return of unvested options or the repurchase of restricted stock resulting from employee terminations. Compensation associated with these stock options is amortized and expensed over the applicable vesting periods using a graded methodology. Approximately $849,000 and $1.4 million were amortized and charged to operations for the years ended December 31, 2001 and 2000, respectively.

     Amortization of intangible assets were approximately $1.2 million for the year ended December 31, 2001 compared to approximately $115.6 million for the year ended December 31, 2000. The decrease was primarily due to an impairment loss in 2000 on the net assets from the acquisitions of Cadabra and AuctionRover.

     Loss on Disposition of GoTo Auctions and GoTo Shopping. On June 29, 2001, we completed a management buyout of GoTo Auctions, whereby the operating management of GoTo Auctions purchased GoTo Auctions’ assets from us. The newly formed company is called ChannelAdvisor Corporation. We received a minority stake in this new corporation and as of December 31, 2002, we retained approximately 8% of ChannelAdvisor. In connection with the management buyout, we incurred net charges for the disposition of certain assets and exit costs. The net charges were approximately $2.0 million, which included approximately $280,000 of cash termination benefits associated with the involuntary termination of 31 GoTo Auction employees. The terminations of these positions, primarily in sales and service and product development functions, were completed by June 30, 2001. The charge also included approximately $1.6 million for fixed asset write-downs and approximately $109,000 for other exit costs. These costs were included in Loss on Disposition of GoTo Auctions in the statement of operations. Cash payments were funded from operations and did not have a significantly impact on our liquidity.

     On April 30, 2001, we closed our GoTo Shopping operations and recorded a charge for restructuring and exit costs. The net charges were approximately $1.0 million, which included approximately $201,000 of cash termination benefits associated with the involuntary termination of 21 GoTo Shopping employees. The terminations of these positions, primarily in sales and service and product development functions were completed by June 30, 2001. The charge also included approximately $59,000 for non-cash termination benefits related to the acceleration of options; approximately $256,000 for fixed asset write-downs; approximately $485,000 for the remaining lease payments on a facility lease which Overture was not able to sub-lease; and other exit costs of approximately $1,000. These costs were included in the Loss on Closure of GoTo Shopping in the statement of operations. Cash payments were funded from operations and did not have a significant impact on our liquidity.

     Interest Income, net. Interest income, net was approximately $4.3 million for the year ended December 31, 2001 compared to approximately $5.8 million for the year ended December 31, 2000. The decrease was primarily due to lower interest rates and lower returns from our investments partially offset from earnings from additional cash proceeds from our follow-on offering of approximately $58.2 million received in July 2001.

     Other Income. Other income of approximately $2.6 million for the year ended December 31, 2001 consists primarily of the reimbursement for legal costs associated with the settlement of the MercExchange litigation compared to approximately $21.3 million for the year ended December 31, 2000, which consisted primarily of the settlement of litigation with The Walt Disney Company.

     Provision For Income Taxes. Although we had sufficient net operating loss carryforwards to offset its taxable income for the year ended December 31, 2001, we recorded a current tax provision equal to the alternative minimum tax for both Federal and California purposes of approximately $900,000.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities totaled approximately $103.7 million and $64.8 million for the year ended December 31, 2002 and 2001, respectively. The change was due primarily to operating income, tax benefit from stock options and increased accounts payable and accrued expenses partially offset by an increase in accounts receivable, prepaid expenses and other, and prepaid traffic acquisition expense during the year ended December 31, 2002. Net cash used in investing activities totaled approximately $110.4 million and $84.8 million for the year ended December 31, 2002 and 2001, respectively. The change resulted primarily from the investment of cash generated by operating activities in short-term and long-term investments and increased capital spending in the year ended December 31, 2002. Our capital expenditures for the year ended December 31, 2002 were approximately $52.0 million.

Net cash provided by financing activities totaled approximately $21.2 million and $69.1 million for the year ended December 31, 2002 and 2001, respectively. The decrease was due primarily to our common stock offering on July 5, 2001, which resulted in net proceeds of $58.2 million.

     Our principal sources of liquidity consisted of cash, cash equivalents, short-term investments and long-term investments of approximately $250.7 million as of December 31, 2002 compared to $170.3 million as of December 31, 2001. We believe that our cash and liquid investment reserves are sufficient to sustain operations at least through the next 12 months. As of December 31, 2002, we were obligated to make guaranteed payments totaling approximately $190.5 million, $199.3 million, $25.0 million and $0.4 million for 2003, 2004, 2005 and 2006, respectively, under contracts to provide search services to our affiliates. We lease 116,000 square feet of office space for our corporate office in Pasadena, California under operating lease agreements expiring in October 2004 with an option to extend the lease for 5 years. We also lease office space in San Mateo and Carlsbad, California and New York in the United States; United Kingdom; Germany; France; Ireland; Japan; and South Korea. As of December 31, 2002, we are obligated to make total remaining office lease payments of approximately $11.7 million. Additional uses of cash in 2003 are expected to include payments for the proposed acquisitions of AltaVista of $60.0 million and Fast’s Web search unit of $70 million plus expenses and investments of $30.0 million to $40.0 million in capital expenditures.

ACCOUNTING POLICIES SUBJECT TO ESTIMATION AND JUDGMENT

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to income tax and marketing related agreements with our affiliates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Note 1 to the Notes of the Consolidated Financial Statements of our 2002 Form 10-K describes our significant accounting policies. We believe the following accounting policies are subject to more significant judgments and estimates used in the preparation of our consolidated financial statements.

     Income Tax

     As of December 31, 2001, we had domestic net operating loss (“NOL”) carryforwards of approximately $76.1 million and $54.7 million available to reduce future federal and state taxable income, respectively. A portion of these NOLs was attributable to employee stock option deductions (“stock option NOLs”), the benefit from which was allocated to additional paid in capital. All but $2.7 million of the domestic federal NOL carryforwards were utilized in 2002. Our ability to utilize state NOLs in the year ended December 31, 2002 was restricted by California legislation that restricted NOL usage for 2 years.

     In addition, Overture has additional foreign NOL carryforwards available to reduce future foreign income taxes. These NOLs constitute a deferred tax asset. Financial Accounting Statement Standard No. 109, “Accounting for Income Taxes” (SFAS 109) requires that a valuation allowance be set up to reduce a deferred tax asset to the extent it is more likely than not that the related tax benefits will not be realized. At December 31, 2001, due to the uncertainty regarding if and when these NOLs would be utilized, a full valuation allowance was set up against the related deferred tax asset.

     SFAS 109 indicates that all available evidence, both positive and negative, should be identified and considered in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will be realized. Examples of positive evidence include:

•	Strong earnings history and/or evidence that indicating that the losses generating the NOL carryforward is not a continuing condition

•	Existing contracts or sales backlog that will produce sufficient taxable income to realize the deferred tax asset based on existing sales prices and cost structures; and

•	An excess of appreciated asset value over the tax basis of net assets in an amount sufficient to realize the deferred tax asset.

Examples of negative evidence include but are not limited to the following:

•	A history of operating loss, cumulative loss in recent years, or tax credit carryforwards expiring unused

•	Losses expected in early future years (by a currently profitable entity)

•	Unsettled circumstances that, if unfavorable resolved, could adversely affect future operations on a continuing basis

     Currently, we believe that it is more likely than not that our foreign NOLs will be realized. Therefore, we have determined that the related valuation allowance to reduce the deferred tax asset associated with the foreign NOLs should not be maintained. The impact of this decision resulted in a current year tax benefit of $3.0 million. If our international operations do not continue to perform as expected, this would be negative evidence that could require us to re-evaluate this position.

Marketing-Related Agreements with our Affiliates

     Overture has arrangements with two affiliates to obtain additional marketing-related services from these affiliates. Overture believes that the pricing of the marketing-related services were determined at arms-length and represent the fair value of the services received by Overture and therefore the costs are appropriately recorded as marketing costs in the line item, “Marketing, Sales and Service” in the Statements of Operations. If it were determined that the fair value of these marketing-related services was less than the amounts paid by Overture and these costs were more closely related to traffic provided by affiliates, these costs would be considered an expense paid to affiliates and therefore recorded on the line item, “Traffic Acquisition” in the Statements of Operations. If 100% of these marketing expenses were deemed traffic acquisition costs, this would have increased traffic acquisition costs as a percentage of revenue by less than 1% for the year ended December 31, 2002.

Loss Contingencies

     We are a defendant in several litigation matters. Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” requires an estimated loss to be accrued when a loss is both probable and can be reasonably estimated. We analyze our litigation for probability and estimation of loss based on an analysis of potential results, considering a combination of litigation and settlement strategies in consultation with outside counsel.

RISKS THAT COULD AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IN ORDER FOR OUR BUSINESS TO BE SUCCESSSFUL, WE MUST CONTINUE TO MAINTAIN AND GROW OUR ADVERTISER, CONSUMER AND BUSINESS, AND AFFILIATE CONSTITUENCIES

     Our growth depends, in part, on the maintenance of a critical mass of advertisers, consumers and affiliates, which encourages increased participation by each of the constituents. To the extent that we experience a decline in the growth or number of any one or all constituents, the value of our service to one or more of our other constituencies could be harmed, and our revenues or business could be adversely affected. A continued decline would seriously harm our revenues and business.

     Our ability to increase the volume of transactions on our service and the amounts bid by our advertisers is dependent upon building and maintaining a substantial base of advertisers and consumers. Many potential advertisers have only limited experience advertising on the Internet and have not devoted a significant portion of their advertising expenditures to Internet advertising. Advertising through priority placement on our services in particular has been introduced only recently, and we cannot predict the level of its acceptance as an advertising medium. Periodically, we introduce new initiatives, service programs or rules that change the bidding process, search term selection rules and search methodology or other components of our services. Advertisers may dislike the effect of these new initiatives and programs which may cause advertisers to cease advertising with us or reduce their spend. Advertiser attrition or reduction in advertiser spend could have a material adverse effect on our business. Our affiliates may have specific rules that prohibit some advertisers from participating in our services, which may affect our ability to maintain and grow our advertiser base. In addition, our services may not achieve significant acceptance by consumers. Among other things, because our services prioritize search results based on advertising bids associated with keywords rather than other search and retrieval approaches, consumers may not use our service because they perceive our results to be less objective or not as relevant than those provided by other search methods. Failure to achieve and maintain a large and active base of advertisers and consumers could have a material adverse effect on our business, operating results and financial condition.

     We believe that our success in penetrating our target markets depends in part on our ability to further develop and maintain relationships with affiliates, which provide their users with our services on their sites or direct their traffic to our Web site. We believe these relationships are important to facilitate broad market acceptance of our services and enhance our sales. Our ability to attract users to our services is dependent upon the growth of our affiliate network, which is new and unproven. Our success depends in part on the success of, and our relationships with our affiliates. As part of our ongoing relationship with our affiliates, we may introduce new services, new implementation and/or new variations of our service our affiliates may not want. In addition, our affiliates may not regard us as significant for their own businesses. Therefore, they could reduce their commitment to us or terminate their respective relationships with us, pursue other partnerships or relationships, or attempt to develop or acquire products or services that compete with our services. Our success also depends in part on the success of our affiliates and in particular their ability to generate search traffic. New third party software developments and competition from companies with whom we do not have a relationship may lead to deterioration of searches supplied to us by our affiliates. If we are unable to successfully develop and maintain relationships with affiliates and/or our affiliates search business deteriorates, our business, operating results and financial condition will be materially and adversely affected.

     Since we rely on a limited number of affiliates for our paid introductions, consolidation among affiliates or potential affiliates, or an acquisition of an affiliate by a competitor could harm our operating results, cause us to lose our relationship with an affiliate, and reduce our competitive position. For example, if a third party that has a pre-existing relationship with one of our search competitors acquires one of our affiliates, we may lose our relationship with our affiliate in favor of the competitor. In some cases, these third parties have exclusive relationships with our competitors that would prohibit our affiliate from continuing a relationship with us after they are acquired. If one of our existing affiliates were to combine with another one of our affiliates, it would likely increase the negotiating power of these affiliates relative to us, and as a result, our financial results may suffer. We believe that consolidation among Internet sites will continue in the future, particularly as smaller firms have difficulty raising capital in a poor economic environment. This consolidation particularly among search sites, coupled with the recent increase in competition, may pressure our margins, which would harm our business.

WE DEPEND ON A LIMITED NUMBER OF SOURCES TO DIRECT CONSUMERS AND BUSINESSES TO OUR SERVICE TO CONDUCT SEARCHES

     The consumers and businesses who conduct searches on our service come primarily from a limited number of sources. Our sources for users conducting searches are members of our affiliate network, including portals, browsers, and other affiliates and our Web site. In any given month, we typically depend upon one or a few of these sources for a significant amount of searches conducted on our service. Revenue is generated from paid introductions on advertisers’ listings and, generally, the more traffic from any given source, the greater number of paid introductions we will generate.

     During the year ended December 31, 2002, we earned approximately 60% of our total revenue from advertisers who received our paid introductions as supplied by Microsoft (primarily msn.com and MSN Panel on Microsoft’s Internet Explorer) and Yahoo. Unfavorable changes in our relationship with these affiliates (including, but not limited to a change in implementation or placement permitted under our agreements with this affiliates) or loss of either relationship would materially and adversely affect our revenue and results of operations.

     The amount of traffic from each of our affiliates has varied, and we expect it will continue to vary, from quarter to quarter, sometimes significantly. Moreover, while we seek to align economic incentives, most of our affiliate agreements contain limitations and provide varying levels of discretion to the affiliate in the implementation and placement of our service. In addition, we have been, and are likely to be, dependent on searches from a limited number of affiliates. Affiliates may not like implementations we enter into with other affiliates. If we are unable to replace traffic from any of our large affiliates after expiration of our contract with them or if our relationship with any of our larger affiliates deteriorates, it could seriously harm our business, financial condition and results of operations. Our agreements with our affiliates vary in duration, and depending on the agreement, may be terminable upon the occurrence of certain events, including for our failure to meet certain service levels, for general breaches of agreement terms, for changes in control in certain circumstances, or in some instances, at will. If any of the foregoing termination events occur, the related agreement could terminate earlier than the expiration date, and/or we may incur additional obligations. Microsoft, Wanadoo and Yahoo may terminate their agreements upon a change of control in the ownership. We may not be successful in renewing any of our affiliate agreements, or if they are renewed, any new agreement may not be on as favorable terms. We depend on our affiliates for searches and the loss of any of these affiliates could harm our business, ability to generate revenue and operating results. In addition, we may not be successful in entering into agreements with new affiliates on commercially acceptable terms.

OUR INDUSTRY IS HIGHLY COMPETITIVE, AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY

     We face competition in three principal areas: (i) distribution of our services; (ii) demand for our services on our affiliates’ websites; and (iii) usage of our services by advertisers.

     We compete with companies that provide pay-per-click advertising services that are similar to ours. These companies include Espotting Media, Inc., FindWhat, Google, PRIMEDIA (About.com) and Terra Lycos. In addition, we cannot assure you that another search service will not successfully offer a competitive pay-per-click advertising service. We believe it is likely that there will be additional entrants to the pay-per-click search market including affiliates who are members of the Overture networks. These new competitors will likely compete against us for affiliate arrangements and could cause us to enter into affiliate agreements with less favorable terms or lose affiliates or potential affiliates, which could reduce our number of click-throughs, increase the amount of revenue shared with affiliates, and/or total revenues and thereby have a material adverse effect on our business, operating results and financial condition.

     We also compete with providers of other search related services for space on the search results page, including, among others, AltaVista, Espotting Media, Inc., Fast Search &Transfer ASA, Google, Inc., Inktomi, Infospace and LookSmart, Ltd.

     Our affiliates face competition for consumer traffic within the search marketplace, which affects the number of paid click-throughs on our service. If the consumers of these affiliates prefer the services offered by the affiliates’ competitors, with whom we do not have a relationship, the businesses of our affiliates may suffer, which may in turn have a material adverse effect on our business, operating results and financial condition. In addition, many of our affiliates compete with one other, and this may make it difficult for us to develop some affiliate relationships.

     We also compete with providers of pay-per-click search services, other search service, internet search providers, other Web sites and advertising networks such as DoubleClick, Inc. and 24/7 Media, Inc., as well as traditional offline media such as television, radio and print and direct marketing companies, for a share of advertisers’ total advertising budgets. Accordingly, we may face increased pricing pressure for the sale of advertisements and direct marketing opportunities, as well as decrease in demand for the Overture service which could have a material adverse effect on our business, operating results and financial condition.

     Some of our competitors, as well as potential entrants into our market, have longer operating histories, larger consumer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Many current and potential competitors can devote substantially greater resources to promotion and Web site and systems development than we can. In addition, as the use of the Internet and other online services increases, larger, well-established and well-financed entities may continue to acquire, invest in or form joint ventures with providers of Web directories, search and information services or advertising solutions, and existing providers of Web directories, search and information services or advertising solutions may continue to consolidate. In addition, providers of Internet browsers and other Internet products and services who are affiliated with providers of Web directories and information services in competition with our service may more tightly integrate these affiliated offerings into their browsers or other products or services. Any of these trends would increase the competition we face, reduce the demand for our services and could have a material adverse effect on our business, operating results and financial condition.

WE DEPEND ON THE GROWTH OF THE INTERNET AND INTERNET INSTRASTRUCTURE FOR OUR FUTURE GROWTH

     We are completely dependent on online advertising and consumer search services. The failure of the Internet to continue to develop as a commercial and business medium would have a material adverse effect on our business, operating results and financial condition. The widespread acceptance and adoption of the Internet by traditional businesses for conducting business and advertising is likely only if the Internet provides these businesses with greater efficiencies and improvements.

     The growth in Internet traffic has caused frequent periods of decreased performance, and if Internet usage continues to grow rapidly, the Internet’s infrastructure may not be able to support these demands, and its performance and reliability may decline. Consequently, the emergence and growth of the market for our services depend upon improvements being made to the entire Internet, as well as to the individual networking infrastructures of our advertisers, consumers, and affiliates to alleviate overloading and delayed response times.

OUR PENDING ACQUISITIONS OF ALTAVISTA, FAST’S WEB SEARCH UNIT AND OTHER POTENTIAL ACQUISITIONS COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE AND ADVERSELY AFFECT OUR OPERATING RESULTS

     We recently announced the acquisition of Keylime Software and our intent to acquire AltaVista and Fast’s Web search unit. In addition, we may make investments in or acquire other complementary products, services, technologies and businesses. These acquisitions and investments could disrupt our ongoing business, distract our management and employees and increase our expenses. Acquisitions may expose us to additional contingent liabilities. If we acquire a company, we could face difficulties in assimilating that company’s personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. Acquisitions of additional services or technologies also involve risks of incompatibility and the need for integration into our existing services and marketing, sales and support efforts. Previous acquisitions have not been successful. Our acquisition of AltaVista and Fast’s businesses will expand our business to algorithmic search, which although complementary to our existing business, requires different technological and marketing capabilities and may contain different risks from those of our core business. In addition, the acquisitions will add approximately 300 employees in several countries. Even assuming successful integration, we expect that the acquisitions will not be accretive to our earnings until mid-2004. We cannot assure you that we will be able to effectively integrate and operate the AltaVista and Fast business.

     If we finance the acquisitions by issuing equity securities, this would dilute our existing stockholders. Any amortization of intangible assets, or other charges resulting from the costs of these acquisitions could have a material adverse effect on our business, operating results and financial condition. In addition, we may pay more for an acquisition than an acquired products, services, technology or business is ultimately worth.

OUR QUARTERLY FINANCIAL RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS BECAUSE OF MANY FACTORS

     We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. Our operating results have varied widely in the past, and we expect that they will continue to vary widely from quarter to quarter due to variability in a number of factors, including:

•	demand for our services by advertisers, consumers and businesses, including the number of searches performed by consumers and the rate at which they click-through to paid search results;

•	prices paid by advertisers using our services, which in large part are not determined by Overture;

•	decrease in traffic from our affiliates for any reason, including loss of our agreements with affiliates or reduction in demand for the services of affiliates or implementation and placement of our services by our affiliates, over which we may have limited or no control;

•	our costs of attracting consumers and businesses to use our services, including traffic acquisition costs;

•	costs related to agreements with affiliates;

•	ability to protect our business model from competitors;

•	the percentage of our search listings that are bidded listings;

•	our ability to maintain and grow our affiliate program including amendments, extensions or new affiliate agreements;

•	seasonal fluctuations in the use of our service, typical of our industry, in which online traffic has typically been lower in the second and third quarters of the calendar year;

•	the amount and timing of operating costs and capital expenditures relating to expansion of our operations;

•	costs and delays in introducing any new services and improvements to existing services;

•	our ability to successfully introduce new products or services;

•	changes in the growth rate of Internet usage and acceptance by users of e-commerce;

•	technical difficulties, system failures, system security breaches, or Internet downtime, some of which may allow affiliates to terminate their agreements with us;

•	government regulations related to the Internet;

•	our ability to upgrade and develop our information technology systems and infrastructure;

•	costs related to any acquisitions or dispositions of technologies or businesses;

•	general economic conditions, as well as those specific to the Internet and related industries; and

•	ability to expand and compete internationally.

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

OUR LIMITED OPERATING HISTORY MAKES PLANNING FOR OUR FUTURE OPERATIONS MORE DIFFICULT

     As a result of our limited operating history, it is difficult to accurately forecast our revenue, and we have limited historical financial data upon which to base planned operating expenses. We plan to increase our operating expenses to expand internationally, expand our marketing and sales operations and broaden our service offerings and customer support capabilities. We base our current and future expense levels on our operating plans and estimates of future revenue. Other than a portion of our affiliate costs, our expenses are relatively fixed. Revenue and operating results are difficult to forecast because they generally depend upon the volume of the searches conducted on our service, the amounts bid by advertisers for search listings on the service and the number of advertisers that bid on the service, each of which we cannot control directly. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. In addition, we have only recently begun to expand internationally, which makes forecasting of revenue, expenses and operating results even more difficult. We also may be unable to increase our spending and expand our operations in a timely manner to adequately meet user demand, to the extent such demand exceeds our expectations.

WE HAVE EXPERIENCED SIGNIFICANT GROWTH IN OUR BUSINESS, AND ANY FAILURE TO MANAGE THIS GROWTH COULD DAMAGE OUR BUSINESS

     Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We have increased, and plan to continue to increase, the scope of our operations and services. These expansion efforts could be expensive and put a strain on management, and, if we do not manage growth properly, it could adversely affect our business. We will need to expand our infrastructure, which will include hiring certain key employees and continuing to increase our headcount. Hiring key employees, in particular, has historically been difficult, and we cannot assure you that we will be able to successfully attract and retain a sufficient number of qualified personnel. Our planned acquisitions of AltaVista and Fast’s Web search unit will require us to effectively expand our infrastructure.

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

WE FACE NEW AND ADDITIONAL RISKS IN INTERNATIONAL MARKETS AND WE MAY BE UNABLE TO SUCCESSFULLY EXECUTE OUR BUSINESS MODEL IN INTERNATIONAL MARKETS

     One component of our strategy is to expand our operations into selected international markets. For example, we launched our search service for the United Kingdom in November 2000, our German search service in February 2002, our search service for France in September 2002 and our search service for Japan in December 2002. To date, we have only operated internationally in a few countries, and we may be unable to execute our business model in these markets or new markets. Further, foreign providers of competing online services may have a substantial advantage over us in attracting consumers and businesses in their country due to earlier established businesses in that country, greater knowledge with respect to the cultural differences of consumers and businesses residing in that country and/or their focus on a single market. We expect to continue to experience higher costs as a percentage of revenues in connection with the development and maintenance of international online services. International markets we have selected may not develop at a rate that supports our level of investment; therefore we expect to continue to incur losses in the near term. In particular, international markets typically have been slower than domestic markets in adopting the Internet as an advertising and commerce medium.

     In pursuing our international expansion strategy, we face several additional risks, including:

•	lower per capita Internet usage in many countries abroad, due to a variety of causes such as lower disposable incomes, lack of telecommunications and computer infrastructure and questions regarding adequate online security for e-commerce transactions;

•	relatively small Internet markets in some countries, which may prevent us from aggregating sufficient traffic and advertising revenues and scaling our business model in those countries;

•	lower usage of the Internet for e-commerce transactions, thus limiting the number of advertisers that use our service;

•	entering into affiliate agreements with guaranteed minimum payments that may exceed our revenues during the initial stage of the market’s development;

•	our potential inability to aggregate a large amount of Internet traffic and find and develop relationships with international advertisers, consumers and businesses, and affiliates;

•	competition in international markets from a broad range of competitors, including but not limited to, Espotting, Google, LookSmart and other United States and foreign search engines, content aggregators and portals, some of which have greater local experience than we do;

•	click-through rates and price per paid introduction in international markets may not be sufficient to recoup our costs;

•	difficulties in recruiting qualified and knowledgeable staff and in building locally relevant products and services, which could prevent us from aggregating a large advertiser base;

•	foreign laws, which may vary country by country, which may impact how we conduct our business and provide search results

•	higher costs of doing business in foreign countries, including different employment laws;

•	trade barriers and unexpected changes and differences in regulatory, tax and legal requirements applicable to Internet services;

•	the application of transfer pricing regulations by taxing authorities in various jurisdictions worldwide, who may disagree with our determinations as to the income and expenses attributable to specific jurisdictions, which could result in Overture’s paying additional taxes, interest and penalties;

•	technological differences that vary by marketplace, which we may not be able to support;

•	longer payment cycles and foreign currency fluctuations; and

•	government regulation.

     One or more of these factors could have a material adverse effect on our future international operations and, consequently, on our business, operating results and financial condition.

WE CANNOT ASSURE YOU WE WILL NOT INCUR NET LOSSES IN ANY PARTICULAR FUTURE PERIOD

     Prior to the three months ended September 30, 2001, we had a history of losses and we cannot assure you we will not incur net losses again in any particular future period. Although we had net income of approximately $73.1 million and $20.2 for the year ended December 31, 2002 and December 31, 2001, respectively, we had net losses of approximately $458.6 million for the year ended December 31, 2000. Because our expense levels are relatively fixed in the short term and include guaranteed payments to some of our affiliates, if our revenues do not keep pace with our expense levels, we may not sustain or increase profitability in any particular quarter or we may incur losses again. We expect to continue to increase our marketing, sales and service, general and administrative and research, development and technology related expenses and we cannot be certain that revenue growth will continue to grow. If our revenue growth does not continue, we may experience a loss in one or more future periods and it may as a result cause our stock price to decline. This may in turn impact our ability to implement our business strategy.

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

WE FACE RISKS OF CLAIMS FOR OUR SERVICES, INCLUDING TRADEMARK INFRINGEMENT AND SIMILAR CLAIMS FROM THIRD-PARTY TRADEMARK OWNERS WHO COMPLAIN ABOUT OUR ACCEPTANCE OF BIDS ON SEARCH TERMS THAT ARE ALLEGED TO BE TRADEMARKS

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

     For example, we are in litigation with companies JR Cigar, Mark Nutritionals, PlasmaNet, Pets Warehouse and Shar Products that have alleged that allowing advertisers to bid on certain search terms constitutes trademark infringement.

     The plaintiffs in these cases allege that they have trademark rights in certain search terms and that we violate these rights by allowing competitors of the plaintiffs to bid on these search terms. While the amount of damages that are claimed and that in the worst case could be awarded in one or more of these lawsuits might have a material effect on our results of operations, cash flow or financial position, we believe that we have meritorious defenses to liability and damages in each of these lawsuits and we are contesting them vigorously. If we were to incur one or more unfavorable judgments that in themselves are not material, or if there was a development in the law in a similar case to which we are not a party that was negative to our position, we might as a result decide to change the general manner in which it accepts bids on certain search terms, and this change might have a material adverse effect upon our results of operations, cash flows or financial position. Moreover, there can be no assurance that courts will agree with our position in these cases.

     If a court were to determine that the sale of advertising related to certain search terms or that our processes to create search results via our business model constitutes trademark infringement or some other form of liability, it could negatively impact our revenues and business and we might, as a result, decide to change the general manner in which we accept bids on certain search terms or change other practices, and this change might have a material adverse effect upon our results of operations, cash flows or financial position.

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

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES MAY DAMAGE OUR BUSINESS

     The laws and regulations applicable to the Internet, our services and the territorial markets in which we operate are evolving and unclear and could damage our business. There are currently few laws or regulations directly applicable to Internet access, commerce or Internet search. Due to the increasing popularity and use of the Internet, state and federal agencies and foreign governments are currently proposing, and may in the future propose or adopt laws and regulations regarding the Internet or the conduct of business on the Internet. The laws and regulations may cover issues such as user privacy, defamation, database protection, user protection, pricing, taxation, content regulation (including, for example, obscenity and gambling), quality of products and services, and intellectual property ownership and infringement. In addition, we might be required to comply with existing laws regulating or requiring licenses for certain businesses of our advertisers, including, for example, distribution of pharmaceuticals, alcohol, tobacco or firearms, as well as insurance and securities brokerage and legal services. These laws and regulations could expose us to substantial compliance costs and liability as well as dampen the growth in use of the Internet, decrease the acceptance of the Internet as a communications and commercial medium, or require us to incur significant expenses in complying with any new regulations. In response to these laws and regulations, whether proposed or enacted, as well as public opinion, We may also elect to limit the types of advertisers or advertisements included in its search service, which could in turn decrease the desirability of our service and reduce its revenues.

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

INCREASED SECURITY RISKS OF ONLINE COMMERCE MAY DETER FUTURE USE OF OUR SERVICES

     Concerns over the security of transactions conducted on the Internet and the privacy of users may also inhibit the growth of the Internet and other online services generally, and online commerce in particular. Our failure to prevent security breaches could significantly harm our business and results of operations. Anyone who is able to circumvent our security measures could misappropriate proprietary information, including advertiser credit card data, cause interruptions in our operations or damage our brand and reputation. We do not believe that our data repositories, financial systems and other technology resources are completely secure from security breaches or sabotage, and we occasionally experience attempts at “hacking” or security breaches. We may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches. Any well-publicized compromise of our security or the security of any other Internet provider could deter people from using our services or the Internet to conduct transactions that involve transmitting confidential information or downloading sensitive materials, which would adversely affect the business of our advertisers and, accordingly, our business.

     In offering our current products and services, we collect information from our advertisers, our users, and our advertisers’ users. Although users are not required to provide personally identifiable information to initiate a search or view search results, we do collect personally identifiable information from our advertisers as part of servicing their account and from users when they initiate contact with us. We may also have access to personally identifiable information of our advertisers’ users, although we do not at this time retain or store this personally identifiable information. Additionally, we may change the way we collect, store or use information we collect from and about third parties as we introduce new products and services. If regulations or laws are passes that impact our ability to collect personally identifiable information from our advertisers or consumers, it could have a material adverse effect on our business. If it is determined that we have infringed third-party privacy rights, we could incur substantial monetary liabilities and/or be prevented from using these rights which may require us to modify our business practices.

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

WE MAY INCUR LIABILITIES FOR THE ACTIVITIES OF USERS OF OUR SERVICE

     The law relating to the liability of providers of online services for activities of their users and for the content of their advertisers’ listings is currently unsettled and could damage our business. Our insurance policies may not provide coverage for liability for activities of our users or advertisers for the content of our listings. We may not successfully avoid civil or criminal liability for unlawful activities carried out by consumers of our service or for the content of our listings. Our potential liability for unlawful activities of users of our service or for the content of our listings could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources or to discontinue certain service offerings. Any costs incurred as a result of such liability or asserted liability could have a material adverse effect on our business, operating results and financial condition.

OUR MARKET MAY UNDERGO RAPID TECHNOLOGICAL CHANGE AND OUR FUTURE SUCCESS WILL DEPEND ON OUR ABILITY TO MEET THE CHANGING NEEDS OF OUR INDUSTRY

     If new industry standards and practices emerge in the Internet and online advertising industry, our existing services, technology and systems may become obsolete. Our future success will depend on our ability to:

•	license and internally develop leading technologies useful in our business;

•	enhance our existing services;

•	develop new services and technologies that address the increasingly sophisticated and varied needs of prospective advertisers, consumers and businesses; and

•	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. We cannot assure you will be able to timely address technological change in our industry.

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

OUR BUSINESS COULD BE SIGNIFICANTLY IMPACTED BY THE OCCURRENCE OF NATURAL DISASTERS AND OTHER CATASTROPHIC EVENTS

     Our business is susceptible to natural disasters and other catastrophic events. We have redundant hardware and software systems supporting our services at an alternate site, which is part of our business continuity plan. A business continuity plan is intended to mitigate interruptions of an indeterminate length of time due to natural disasters and other catastrophic events such as fire, flood, earthquake, power loss, telecommunications failure, or a similar event. Despite these redundant systems, we cannot prevent outages and downtime caused by natural disasters and other events out of our control, which could severely damage our business and adversely affect results of operations. Our operations depend upon our ability to maintain and protect our computer systems, which are located in Pasadena, California and several other domestic and international offsite locations managed by third parties.

     Any system failure, including network or hardware failure, that causes an interruption in our service or our affiliates’ service or the security of any other Internet provider or a decrease in responsiveness could result in reduced traffic and reduced revenue. Although we believe that the redundant systems implemented are adequate, the back-up servers could fail or cause interruptions in our service and possibly even the termination of one or more affiliate contracts.

     A catastrophe in any of our business centers or serving sites, in particular, those in California could cause interruption to our service, including but not limited to, the services requiring customer service, editorial, data processing and other managerial functions as a result of incapacitation to people, processes or systems. We do not have back-up sites for our main US customer operations center and editorial department which are both located at our Pasadena, California office. An interruption in our ability to provide customer support and editorial services would adversely affect our business. The occurrence of a natural disaster or unanticipated problems at our principal headquarters or at a third-party facility could cause interruptions or delays in our business, loss of data or could render us unable to provide some services. In addition, failure by the third-party facility to provide the data communications capacity required by us, as a result of human error, natural disaster or other operational disruptions, could cause interruptions in our service. Our California and Washington State sites exist on or near known earthquake fault zones and a significant earthquake could cause an interruption in our services. The occurrence of any or all of these events could adversely affect our reputation, brand and business, which could have a material adverse effect on our business, operating results and financial condition.

OUR EXECUTIVE OFFICERS AND CERTAIN KEY PERSONNEL ARE CRITICAL TO OUR BUSINESS, AND THESE OFFICERS AND KEY PERSONNEL MAY NOT REMAIN WITH US IN THE FUTURE

     Our future success depends upon the continued service of our executive officers and other key technology, marketing, sales and support personnel. None of our officers or key employees are bound by an employment agreement for any specific term. If we lost the services of one or more of our key employees, or if one or more of our executive officers or employees decided to join a competitor or otherwise compete directly or indirectly with us, this could have a material adverse effect on our business, operating results and financial condition.

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

WE MAY NEED ADDITIONAL CAPITAL, WHICH COULD DILUTE THE OWNERSHIP INTEREST OF INVESTORS

     We require substantial working capital to fund our business. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the rights of our common stock, and our stockholders may experience additional dilution. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. We experienced negative cash flow from operations from our inception through the first quarter of 2001, and we could experience negative cash flow from operations in the future. We currently anticipate that our available funds will be sufficient to meet our anticipated needs for working capital and capital expenditure at least through the next 12 months. However, we may choose to raise additional funds in the future.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to the impact of interest rate changes and foreign currency fluctuations:

     Our exposure to market rate risk for changes in interest rates relate primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash, according to an investment policy, in high quality credit instruments, which are spread over many issuers. Our investments are principally confined to cash equivalents and available-for-sale debt securities.

     Investments in both fixed rate and floating rate interest earning instruments carry varying degrees of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest rate risk than fixed rate securities, floating rate securities may produce less income than expected if interest rates decrease. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if securities are sold that have declined in market value due to changes in interest rates. As of December 31, 2002, our fixed income investments had an unrealized gain of $0.4 million. Assuming an average investment balance of $215 million, if rates were to increase (decrease) by 100 basis points, this would translate to an increase (decrease) in interest income of approximately $2.2 million annually.

     Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the impact of changes in these or other factors could have a material adverse effect on our business, operating results and financial condition.

     Our exposure to foreign exchange rate fluctuations arises from intercompany accounts in which costs incurred in the United States are charged to our foreign subsidiaries or from funds transferred to foreign subsidiaries to support expansion. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on Overture’s results for the year ended December 31, 2002 was not material.

Item 8. Financial Statements and Supplementary Data

     See item 15 (A).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Information regarding the our directors is incorporated by reference to the sections entitled “Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Overture’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “Commission”) within 120 days after the end of Overture’s fiscal year ended December 31, 2002. Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption “Executive Officers of the Registrant” in Item 4 of this Form 10-K.

Item 11. Executive Compensation

     Information regarding executive compensation is incorporated by reference to the information set forth under the caption “Compensation of Executive Officers and Other Matters” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with Commission within 120 days after the end of Overture’s fiscal year ended December 31, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Principal Ownership of Overture Common Stock” in Overture’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of Overture’s fiscal year ended December 31, 2002.

Item 13. Certain Relationships and Related Transactions

     Information regarding certain relationships and related transactions are incorporated by reference to the information set forth under the caption “Certain Transactions” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of Overture’s fiscal year ended December 31, 2002.

Item 14. Controls and Procedures

     Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(A)(1) INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Overture Services, Inc.

     We have audited the accompanying consolidated balance sheets of Overture Services, Inc. (formerly GoTo.com, Inc.) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Overture Services, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Los Angeles, California
January 30, 2003

OVERTURE SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

	December 31,	December 31,
	2002	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$78,987	$61,974
Short-term investments	118,905	71,837
Accounts receivable, net	31,682	10,973
Prepaid expenses, deferred tax assets and other	23,483	1,920
Prepaid traffic acquisition expense	25,372	8,590

Total current assets	278,429	155,294

Property and equipment:
Computer hardware	58,427	30,452
Computer software	30,789	15,497
Furniture and fixtures	6,319	3,974

	95,535	49,923
Accumulated depreciation and amortization	(39,879)	(21,957)

	55,656	27,966
Intangible assets, net	1,393	2,042
Restricted investments	—	5,744
Long-term investments	52,852	36,476
Long-term prepaid traffic acquisition expense	36,738	3,373
Other assets	10,648	1,032

Total assets	$435,716	$231,927

LIABILITIES AND STOCKHOLDERS’ EQUITY CURRENT LIABILITIES:
Accounts payable	$93,293	$38,111
Accrued payroll expenses	10,868	3,774
Accrued expenses	10,142	1,497
Deferred revenue	16,672	8,949
Current portion of capital lease obligations	—	89

Total current liabilities	130,975	52,420
Long-term liabilities	1,203	64

STOCKHOLDERS’ EQUITY:
Preferred Stock; $0.0001 par value, 10,000 shares authorized as of December 31, 2002 and 2001, respectively	—	—
Common stock, $0.0001 par value, 200,000 shares authorized as of December 31, 2002 and December 31, 2001; 59,249 and 57,616 shares issued and outstanding as of December 31, 2002 and December 31, 2001, respectively	6	6
Additional paid-in capital	709,568	662,039
Deferred compensation, net	(210)	(763)
Accumulated other comprehensive income	2,890	24
Accumulated deficit	(408,716)	(481,863)

Total stockholders’ equity	303,538	179,443

Total liabilities and stockholders’ equity	$435,716	$231,927

The accompanying notes are an integral part of the consolidated financial statements.

OVERTURE SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	FOR THE YEAR ENDED DECEMBER 31,

	2002	2001	2000

Revenue	$667,730	$288,133	$103,052
Operating expenses:
Search serving	32,723	20,962	13,109
Traffic acquisition	384,583	162,072	66,433
Marketing, sales and service	55,245	28,078	28,098
General and administrative	75,618	44,917	33,798
Product development	19,372	12,811	13,523
Amortization of deferred compensation and intangible assets	1,753	2,041	116,976
Write-off of acquired in-process research and development	—	—	7,550
Impairment of intangible assets	—	—	309,253
Loss on disposition of GoTo Auctions and GoTo Shopping	—	3,010	—
Loss on litigation ruling	8,700	—	—

	577,994	273,891	588,740

Income (loss) from operations	89,736	14,242	(485,688)
Other income:
Interest income, net	3,938	4,260	5,809
Other income, net	974	2,561	21,259

Income (loss) before provision for income taxes	94,648	21,063	(458,620)
Provision for income taxes	21,501	900	1

Net income (loss)	$73,147	$20,163	$(458,621)

Basic net income (loss) per share	$1.27	$0.38	$(9.54)

Diluted net income (loss) per share	$1.23	$0.36	$(9.54)

Weighted average shares used to compute historical basic net income (loss) per share	57,674	53,363	48,065
Weighted average shares used to compute historical diluted net income (loss) per share	59,603	55,533	48,065

The accompanying notes are an integral part of the consolidated financial statements.

OVERTURE SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

					Accumulated
	Common Stock		Additional	Deferred	Other
			Paid-in	Compen-	Comprehensive	Accumulated
	Shares	Amount	Capital	sation, net	Income (Loss)	Deficit	Total

BALANCE AT DECEMBER 31, 1999	45,519	$5	$158,799	$(2,584)	$(41)	$(43,405)	$112,774
Exercise of common stock, net of repurchases and issuance of common stock pursuant to Employee Stock Purchase Plan	768	—	2,863	—	—	—	2,863
Issuance of common stock for acquisitions	6,279	—	429,657	—	—	—	429,657
Amortization of deferred compensation	—	—	(80)	1,456	—	—	1,376
Unrealized gains on short-term and long-term investments	—	—	—	—	87	—	87
Cumulative translation adjustment	—	—	—	—	(41)	—	(41)
Net loss	—	—	—	—	—	(458,621)	(458,621)

BALANCE AT DECEMBER 31, 2000	52,566	5	591,239	(1,128)	5	(502,026)	88,095
Exercise of common stock, net of repurchases and issuance of common stock pursuant to Employee Stock Purchase Plan	1,300	—	11,627	—	—	—	11,627
Issuance of common stock, net of issuance costs of $3,684	3,750	1	58,191	—	—	—	58,192
Amortization of deferred compensation	—	—	(18)	867	—	—	849
Stock option compensation	—	—	1,000	(502)	—	—	498
Unrealized losses on short-term and long-term investments	—	—	—	—	(16)	—	(16)
Cumulative translation adjustment	—	—	—	—	35	—	35
Net income	—	—	—	—	—	20,163	20,163

BALANCE AT DECEMBER 31, 2001	57,616	6	662,039	(763)	24	(481,863)	179,443
Exercise of common stock, net of repurchases and issuance of common stock pursuant to Employee Stock Purchase Plan	1,633	—	21,251	—	—	—	21,251
Amortization of deferred compensation		—	—	553	—	—	553
Stock option tax benefit		—	26,278	—	—	—	26,278
Unrealized losses on short-term and long-term investments	—	—	—	—	325	—	325
Cumulative translation adjustment	—	—	—	—	2,541	—	2,541
Net income	—	—	—	—	—	73,147	73,147

BALANCE AT DECEMBER 31, 2002	59,249	$6	$709,568	$(210)	$2,890	$(408,716)	$303,538

The accompanying notes are an integral part of the consolidated financial statements.

OVERTURE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	FOR THE YEAR ENDED DECEMBER 31,

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$73,147	$20,163	$(458,621)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Tax benefit from stock options	21,501	—	—
Accretion (amortization) of premiums/(discounts) from the purchase of short-term and long-term investments	940	335	(1,357)
Non-cash portion of closure & disposition charges	—	2,398	—
Losses from disposition of property and equipment	1,059	199	351
Depreciation and amortization	23,122	15,589	125,398
Write-off of acquired in-process research and development	—	—	7,550
Impairment of intangible assets	—	—	309,359
Changes in operating assets and liabilities:
Accounts receivable	(20,709)	(5,608)	(2,415)
Prepaid expenses and other	(25,023)	(51)	(1,026)
Prepaid traffic acquisition expense	(50,147)	11,643	(21,571)
Accounts payable and accrued expenses	72,060	15,429	9,541
Deferred revenues	7,723	4,682	2,383

Net cash provided by (used in) operating activities	103,673	64,779	(30,408)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales/(purchases) of short-term and long-term investments net	(58,315)	(66,767)	52,194
Capital expenditures for property and equipment and other assets	(52,048)	(17,601)	(20,575)
Net cash used in acquisition	—	—	(863)
Other assets	—	(436)	(596)

Net cash provided by (used in) investing activities	(110,363)	(84,804)	30,160
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock, net	21,251	69,819	2,863
Repayments under lease line	(89)	(751)	(708)
Repayment of debt	—	—	(835)

Net cash provided by financing activities	21,162	69,068	1,320
Effect of exchange rate changes on cash and cash equivalents	2,541	(55)	—
Net increase in cash and cash equivalents	17,013	48,988	1,072
Cash and cash equivalents at beginning of period	61,974	12,986	11,914

Cash and cash equivalents at end of period	$78,987	$61,974	$12,986

Cash paid during the period for:
Income taxes	$9,386	$4	$1
Interest	$4	$64	$178
Non-cash investing and financing activities:
Issuance of common stock for acquisition of businesses	$—	$—	$422,106

The accompanying notes are an integral part of the consolidated financial statements.

OVERTURE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

GENERAL

     Overture Services, Inc. (Overture or the Company) is the global leader in Pay-For-Performance search (also known as paid search) on the Internet. Overture’s search service is comprised of advertiser’s listings, which are screened for relevance and accessed by consumers and businesses through Overture’s affiliates, a network of Web properties that have integrated Overture’s search service into their sites or that direct user traffic to Overture’s own site. In some cases, consumers and businesses access our search listings directly at our site. The search listings are ranked by the advertisers’ bid; the higher the bid, the higher the ranking. Advertisers pay Overture the bid price for clicks on the advertisers’ search listing (also known as a paid introduction, click-through or a paid click). As of December 31, 2002, Overture and its wholly owned subsidiaries, operated the Overture service in the United States, United Kingdom, Germany, France and Japan. Subsequent to the end of the year, Overture announced its intention to operate its service in South Korea, Italy, Spain, and other European markets. The Company reports in one reportable business segment.

     Overture was incorporated on September 15, 1997 in the state of Delaware and officially launched its service on June 1, 1998. On October 8, 2001, we changed our corporate name from GoTo.com, Inc. to Overture Services, Inc. and changed our Nasdaq Stock Market trading symbol to “OVER.” Overture has offices in California and New York in the United States; United Kingdom; Germany; France; Ireland; Japan; and South Korea.

     On February 18, 2003, Overture announced its plans to acquire the business of AltaVista Company (“AltaVista”), a pioneer in Web search technology, for $140 million in cash and stock.

     On February 25, 2003, Overture announced its plan to acquire the Web search unit of Norway-based Fast Search and Transfer (“Fast”), a developer of search and real-time filtering technologies, for $70.0 million in cash, plus a potential performance-based cash incentive payment of up to $30 million over three years.

     AltaVista and Fast both use advanced algorithmic search technology to crawl the Web and return relevant search results in response to users’ queries. The Company believes these technologies complement its own market-leading technology in commercial search and will enhance its core Pay-For-Performance search business as well as allow Overture to develop new products and services for its advertisers and affiliates.

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

ESTIMATES AND ASSUMPTIONS

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

RECLASSIFICATION

     Certain reclassifications have been made in prior years’ financial statements to conform to classifications used in the current year.

REVENUE RECOGNITION

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101). SAB 101 became effective for the fourth quarter of the year ending December 31, 2000. The adoption of SAB 101 did not have a material impact on the Company’s consolidated financial statements.

     Revenue is generated primarily through paid introductions, that is, Overture generates revenue when a user clicks on an advertiser’s listings after an advertiser has bid for priority placement in search results by making or committing to make a payment based on the amount bid for each click-through. Revenue is recognized when earned based on click-through activity to the extent that the advertiser has deposited sufficient funds with us or collection is probable. Revenue also consists of listing fees and banner advertising, which together constituted less than 1%, 1% and 5% of our revenue for the years ended December 31, 2002, 2001 and 2000, respectively. Banner advertising revenue is recognized when earned under the terms of the contractual arrangement with the advertiser or advertising agency, provided that collection is probable. Listing services revenue is recognized when Overture has provided all of the services under the terms of the arrangement. Overture has no barter transactions.

     The Company has entered into agreements with various affiliates to provide advertisers’ listings. The Company pays affiliates based on click-throughs on these listings. In accordance with Emerging Issue Task Force No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” the revenues derived from advertisers who receive paid introductions through Overture as supplied by affiliates are reported gross of the payment to affiliates.

COMPREHENSIVE INCOME (LOSS)

     The Company accounts for comprehensive income (loss) using Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income”. SFAS 130 establishes standards for reporting comprehensive income (loss) and its components in financial statements. Comprehensive income (loss), as defined therein, refers to revenues, expenses, gains and losses that are not included in net income (loss) but rather are recorded directly in shareholders’ equity. The differences between total comprehensive income (loss) and net income (loss) for 2002, 2001 and 2000 were approximately $2.9 million, $19,000 and $46,000, respectively. As of December 31, 2002, accumulated other comprehensive income comprised of $2.5 million of unrealized gains on short-term investments and $0.4 million of cumulative translation adjustments.

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

TRAFFIC ACQUISITION

     The Company enters into agreements of varying durations with affiliates that integrate Overture’s search service into their sites or that direct consumer and business traffic to the Company’s Web site. There are generally three economic structures of the affiliate agreements, 1) fixed payments, based on a guaranteed minimum amount of traffic delivered, which often carry reciprocal performance guarantees from the affiliate, 2) variable payments based on a percentage of our revenue or based on a certain metric, such as number of searches or paid clicks, or 3) a combination of the above.

     The Company expenses traffic acquisition costs under two methods; agreements with fixed payments are generally expensed pro-rata over the term the fixed payment covers, and agreements based on a percentage of revenue, number of paid introductions, number of searches, or other metric are generally expensed based on the volume of the underlying activity or revenue multiplied by the agreed-upon price or rate.

     Approximately 60% of the Company’s revenue earned from advertisers for the year ended December 31, 2002 was supplied by two companies. The Company may not be successful in renewing any of these agreements, or if they are renewed, they may not be on as favorable terms. The Company may not be successful in entering into agreements with new affiliates on commercially acceptable terms. In addition, several of these affiliates may be considered potential competitors.

ADVERTISING COSTS

     The Company expenses advertising media costs as incurred and production costs upon first airing or printing. For the years ended December 31, 2002, 2001 and 2000, the Company incurred advertising costs of approximately $17.0 million, $6.1 million and $14.8 million, respectively.

PRODUCT DEVELOPMENT

     Product development expenses consist of expenses incurred by the Company in the development, creation and enhancement of its Internet site and service. Product development expenses include compensation and related expenses, costs of computer hardware and software, and costs incurred in developing features and functionality of the service. Product development costs are expensed as incurred or capitalized into property and equipment in accordance with Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1). SOP 98-1 requires that cost incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized.

AVAILABLE FOR SALE SECURITIES

     The Company considers those investments that are highly liquid, readily convertible to cash and which mature within three months from the original date of purchase to be cash equivalents. All of the Company’s cash equivalents, short-term and long-term investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses included in “unrealized losses on short-term and long-term investments” as a separate component of stockholders’ equity net of applicable income taxes. As of December 31, 2002, the fair value of these securities approximated cost and the net unrealized holding gains were approximately $404,000. Realized gains and losses on sales of available-for-sale investments are calculated using the specific identification method and were not significant to the Company’s results of operations in any period presented. Long-term investments have original maturities of up to 24 months.

     The estimated fair value of cash, cash equivalents, short-term and long-term investments and restricted investments, which approximate the carrying costs as of December 31, 2002 and 2001, are as follows (in thousands):

	December 31, 2002

	CASH AND CASH	SHORT-TERM	LONG-TERM	RESTRICTED
	EQUIVALENTS	INVESTMENTS	INVESTMENTS	INVESTMENTS

Cash	$53,741	$—	$—	$—
Commercial Paper	11,599	15,838	—	—
Certificates of deposit	—	11,504	2,949	—
Asset Backed Securities	3,147	89	1,835	—
Corporate Bonds	—	6,168	5,343	—
Government Bonds	10,500	85,306	42,725	—

	$78,987	$118,905	$52,852	$—

	December 31, 2001

	CASH AND CASH	SHORT-TERM	LONG-TERM	RESTRICTED
	EQUIVALENTS	INVESTMENTS	INVESTMENTS	INVESTMENTS

Cash	$18,785	$—	$—	$—
Commercial Paper	10,005	498	—	5,744
Certificates of deposit	—	10,351	—	—
US Treasury bills	33,184	60,988	36,476	—

	$61,974	$71,837	$36,476	$5,744

ACCOUNTS RECEIVABLE

     The allowance for doubtful account activity for the periods indicated is as follows (in thousands):

		ADDITIONS
	BALANCE AT	CHARGED TO		BALANCE AT
	BEGINNING OF	COSTS AND		END OF
	PERIOD	EXPENSES	WRITE-OFFS	PERIOD

Allowance for doubtful accounts:
December 31, 2000	$250	$1,041	$291	$1,000
December 31, 2001	$1,000	$1,735	$635	$2,100
December 31, 2002	$2,100	$500	$250	$2,350

     Accounts receivable are typically unsecured and are due from customers primarily located in the United States. Many of Overture’s customers are in the Internet industry. Credit losses have generally been within management’s expectations. At December 31, 2002 and 2001, no customer represented more than 10 percent of total accounts receivable.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other liabilities are carried at cost, which approximates their fair values because of the short-term maturity of these instruments.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Property and equipment consists of computer hardware, computer software and furniture and fixtures. Depreciation is provided using the straight-line method based upon estimated useful lives of the assets, which range from 18 months to five years. Equipment under capital leases and leasehold improvements are recorded at cost. Amortization is provided using the straight-line method over the shorter of the term of the related lease or estimated useful lives of the assets.

ACQUIRED PATENTS AND LICENSES

     Patents and licenses are recorded at cost and are amortized using the straight-line method over their estimated useful life.

LONG-LIVED ASSETS

     The Company evaluates the recoverability of its long-lived assets in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” (SFAS 144) which supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (SFAS 121), and the accounting and reporting provisions of APB 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and was adopted by the Company for the year ended December 31, 2002. The Company assesses the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Accordingly, in 2000, Overture recorded an impairment charge on the goodwill and intangible assets from the acquisitions of Cadabra and AuctionRover of approximately $309.3 million in accordance with SFAS 121.

DEFERRED REVENUE

     Deferred revenue represents all payments received from customers in excess of revenue earned based on line-item click-through activity and will be recognized as actual click-throughs occur.

LOSS CONTINGENCY

     The Company is a defendant in several litigation matters. SFAS No. 5, “Accounting for Contingencies” requires an estimated loss to be accrued when a loss is both probable and can be reasonably estimated. Overture analyzes its litigation for probability and estimation of loss based on an analysis of potential results, considering a combination of litigation and settlement strategies in consultation with outside counsel.

INCOME TAXES

     Income taxes are accounted for under SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). Under SFAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

ACCOUNTING FOR STOCK-BASED COMPENSATION

     At December 31, the Company had one stock-based employee compensation plans, which are described more fully in Note 4. The company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion (APB) No. 25 “Accounting for Stock Issued to Employees” (APB 25). The following table sets forth the effect on net income and earnings per share if the Company had applied the fair value provisions of SFAS No. 123, “Accounting for Stock Based Compensation” (SFAS 123), to stock-based employee compensation. For purposes of pro forma disclosures, the fair value of the options is amortized to expense on a graded methodology basis over the vesting period of the options.

	2002	2001	2000

	(IN THOUSANDS)
Net income (loss), as reported	$73,147	$20,163	$(458,621)
Additional stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(28,352)	(6,474)	(22,760)

Pro forma net income (loss)	44,795	13,689	(481,381)
Earnings per share:
Basic – as reported	1.27	0.38	(9.54)
Basic – pro forma	0.78	0.26	(10.02)
Earnings per share:
Diluted – as reported	1.23	0.36	(9.54)
Diluted – pro forma	$0.75	$0.25	$(10.02)

     The fair value of these options were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	YEAR ENDED DECEMBER 31,

	2002	2001	2000

Risk free interest rate	1.75%	3.75%	5.0%
Expected lives (in years)	3.0	3.0	3.0
Dividend yield	—	—	—
Expected volatility	0.80	0.80	0.80

     Under SFAS 123, the Company would have incurred an additional compensation expense of approximately $47.3 million, $6.5 million and $22.8 million for the years ended December 31, 2002, 2001 and 2000, respectively.

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

     Options to purchase approximately 8.9 million and 7.6 million shares of common stock were outstanding as of December 31, 2002 and 2001, respectively. In addition, as of December 31, 2002, there were approximately 36,000 shares of unvested common stock outstanding that were issued in connection with the exercise of options and restricted stock and are subject to repurchase.

     The following table sets forth the computation of historical basic and diluted net income (loss) per share and pro forma basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	YEAR ENDED DECEMBER 31

	2002	2001	2000

Numerator:
Net loss	$73,147	$20,163	$(458,621)
Denominator:
Denominator for historical basic calculation—weighted average shares	57,674	53,363	48,065
Common stock equivalents	1,929	2,170	—

Denominator for historical diluted calculation – weighted average shares	59,603	55,533	48,065
Net income (loss) per share:
Historical basic net income (loss) per share	$1.27	$0.38	$(9.54)
Historical diluted net income (loss) per share	$1.23	$0.36	$(9.54)

2.	INCOME TAXES

     The components of income (loss) before income taxes are as follows (in thousands):

	Year Ended
	December 31,

	2002	2001	2000

United States	$111,848	$29,462	$(454,796)
Foreign	(17,200)	(8,399)	(3,824)

	$94,648	$21,063	$(458,620)

     Overture generated taxable income during the year ended December 31, 2002, however a tax provision was recorded that was less than the statutory rate due to the benefit from the release of the valuation allowance relating to deferred tax assets. As of December 31, 2001, Overture had net operating loss (“NOL”) carryforwards available to reduce future federal and state taxable income. These NOLs and temporary differences (difference between timing of the recognition on a Generally Accepted Accounting Principle basis versus a tax basis) were carried on the balance sheet as deferred tax assets. SFAS 109 requires that a valuation allowance be set up to reduce a deferred tax asset to the extent it is more likely than not that the related tax benefits will not be realized. Due to the uncertainty regarding if and when these NOLs would be utilized and temporary differences would reverse, a full valuation allowance was set up against the related deferred tax asset, resulting in a net zero balance for deferred tax assets as of December 31, 2001. The valuation allowance was released during fiscal 2002 based on the expectation of future income from our ordinary and recurring operations and our assessment that the utilization of available tax deductions was more likely than not.

     The Company has deductions that resulted from the exercise of certain stock options and sale of certain related stock by employees. Because no book charge is recorded upon the generation of these deductions, the corresponding tax benefits are recorded directly to stockholders’ equity. However, these deductions will offset taxable income, to the extent available, upon filing the Company’s corporate income tax returns resulting in a cash benefit.

     The following is a reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate:

	Year Ended
	December 31,

	2002	2001	2000

Statutory federal rate	35%	35%	(34)%
State income taxes (net of federal benefit)	2	6	(1)
Valuation allowance	(17)	(47)	3
Effect of foreign losses benefited at varying rates	4	8	0
Other	(1)	2	32

	23%	4%	0%

     The provision for income taxes is composed of the following (in thousands):

	Year Ended
	December 30,

	2002	2001	2000

Current:
Federal	$18,455	$725	$—
State	8,591	175	1
Foreign	390	—	—

Total current	27,436	900	1
Deferred:
Federal	2,576	—	—
State	(5,524)	—	—
Foreign	(2,987)	—	—

Total deferred	(5,935)	—	—

	$21,501	$900	$1

     The components of the deferred tax assets and related allowance at December 31, 2002 and 2001 are as follows (in thousands):

	Year Ended
	December 31,

	2002	2001

Deferred tax assets:
Net operating loss & credit carryforwards	$8,498	$31,120
Deferred revenue	6,618	3,520
Other assets	6,655	2,102

Total deferred tax assets	21,771	36,742
Valuation Allowance	—	(36,742)

	$21,771	$—

     In September 2002, the state of California passed legislation suspending the use of the operating loss carryforwards for the 2002 and 2003 tax years. The legislation added two years to the carryforward period for these losses. As a result, Overture will not be able to utilize its California net operating loss carryforwards during 2002 and 2003 against its expected current tax liabilities.

     As of December 31, 2002, the Company had net operating loss carry forwards of approximately $54.1 million, $23.9 million and $2.7 million available to reduce future state, foreign and federal taxable income, respectively. The state net operating loss carryforwards expire beginning in the years 2007 to 2017, whereas the foreign net operating loss carryforwards have an indefinite life and have no expiration. Under Section 382 of the Internal Revenue Code, the utilization of the federal and state net operating loss carryforwards can be limited based on changes in the percentage of ownership of the Company.

     Overture has not provided for U.S. deferred income taxes or foreign withholding taxes on the undistributed earnings of its non-U.S. subsidiaries as of December 31, 2001, since these earnings are intended to be reinvested indefinitely.

3.	STOCKHOLDER’S EQUITY

SHAREHOLDERS’ RIGHTS PLAN

     On March 8, 2002, the Board of Directors of Overture Services, Inc., declared a dividend of one preferred share purchase right for each outstanding share of common stock, par value $0.0001 per share. Each right entitles the holder to purchase one unit consisting of one one-thousandth of a share of our Series A Junior Participating Preferred Stock for $200 per unit. Under certain circumstances, if a person or group acquires 15% or more of Overture’s outstanding common stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the $200 exercise price, shares of Overture’s common stock or of any company into which the Company is merged having a value of $400. The rights expire on March 29, 2012 unless extended by Overture’s Board of Directors. Because the rights may substantially dilute the stock ownership of a person or group attempting to take Overture over without the approval of our Board of Directors, the Company’s rights plan could make it more difficult for a third party to acquire Overture (or a significant percentage of Overture’s outstanding capital stock) without first negotiating with the Company’s Board of Directors regarding such acquisition.

DEFERRED STOCK OPTION COMPENSATION

     Subsequent to our initial public offering in June 1999, the deemed fair value of the common stock was determined by closing stock price on the date the options were issued as quoted on the Nasdaq National Market. The typical vesting period of the options is 20%, 10% or zero immediately upon grant with the remaining balance vesting evenly either annually or quarterly over the following four years. The amortization of deferred compensation is charged to operations on a graded methodology basis over the vesting period of the options. During the year ended December 31, 2002, 2001, and 2000, deferred compensation amortization of approximately $553,000, $849,000 and $1.4 million, respectively, was recorded. At December 31, 2002 and 2001, deferred compensation was approximately $210,000 and $763,000, respectively. The deferred compensation amortization relates only to stock options awarded to employees and directors; the salaries and related benefits of these employees are included in the applicable search serving or operating expense line items.

4.	STOCK PLAN AND STOCK PURCHASE PLAN

     The Company’s 1998 Stock Plan provides for the granting of options for the purchase of shares of the Company’s common stock, plus an annual increase to be added on the first day of the Company’s fiscal year beginning equal to the lesser of (i) 7.50 million shares, (ii) 5% of the outstanding shares on such date or (iii) a lesser amount determined by the Board. As of December 31, 2002, there were 20.8 million shares authorized under the plan. Options available for future grant totaled approximately 4.0 million at December 31, 2002 and 2001. Under the terms of the plan, options may be granted to employees, non-employee directors or consultants at prices not less than the fair value at the date of grant. Options granted to non-employees are recorded at the value of negotiated services received. Options typically vest ratably on a quarterly basis over four years.

     Information relating to the outstanding stock options is as follows:

		WEIGHTED
		AVERAGE
	SHARES	EXERCISE PRICE

	(IN THOUSANDS)
Outstanding at December 31, 1999	2,830	$19.87
Granted	5,161	25.87
Exercised	(720)	2.11
Cancelled	(789)	36.27

Outstanding at December 31, 2000	6,482	24.66
Granted	3,451	14.33
Exercised	(1,136)	8.18
Cancelled	(1,194)	19.44

Outstanding at December 31, 2001	7,603	23.04
Granted	3,950	26.82
Exercised	(1,683)	11.28
Cancelled	(983)	27.10

Outstanding at December 31, 2002	8,887	$26.41

     The following table summarizes information regarding options outstanding and exercisable at December 31, 2002 (in thousands except per share data):

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE

		WEIGHTED
		AVERAGE	WEIGHTED		WEIGHTED
	NUMBER	REMAINING	AVERAGE	NUMBER	AVERAGE
	OF	CONTRACTUAL	EXERCISE	OF	EXERCISE
RANGE OF EXERCISE PRICES	SHARES	LIFE	PRICE	SHARES	PRICE

$0.01 -$11.00	1,697	7.88	$9.00	523	$5.95
$11.38-$21.29	1,605	6.91	15.65	431	14.46
$21.53-$23.43	1,716	6.34	22.62	185	23.01
$23.44-$34.50	2,087	6.68	29.47	549	32.60
$34.56-68.31	1,599	6.54	46.48	697	53.49
$108.25 – $108.25	183	6.88	108.25	140	108.25

	8,887	6.86	$26.41	2,525	$36.32

     In April 1999, the Board of Directors also approved the establishment, upon the closing of the Company’s initial public offering, of the 1999 Employee Stock Purchase Plan (1999 Purchase Plan). The 1999 Purchase Plan initially reserved 2,000,000 shares of common stock for future issuance, which increases annually by the lesser of 1,000,000 shares, 3% of the outstanding shares on such date, or a lesser amount determined by the Board. The 1999 Purchase Plan provides for successive six month offering periods and allows eligible employees to participate in the plan through payroll deductions that will be used to purchase common stock at the end of each six month period for the lesser of 85% of the price of the common stock at the beginning or the end of the six month offering period. As of December 31, 2002, 506,000 shares were issued under the plan and 2.9 million shares are available for future grant.

5.	RELATED PARTY TRANSACTIONS

     Idealab is considered a related party of Overture because a member of management of Idealab has a presence on Overture’s board.

     In January 2000, Overture entered into an arrangement to lease approximately 58,000 square feet of office space from Idealab, which terminates on October 31, 2004. In March 2002, Overture entered into an arrangement with Parfinco EWA, LLC and Idealab whereby Idealab assigned its lease with Parfinco to Overture for the 58,000 square feet of office space and Overture entered into an amendment with Parfinco for an additional 29,000 square feet of office space, which expires at the same time as its existing 58,000 square feet of office space in October 2004. As a result of the assignment by Idealab to Overture in March 2002, Overture no longer has any obligation to make lease payments to Idealab. Overture also subleased office space in the U.K. from Idealab, which ended June 30, 2002. Total payments for the lease for both the U.S. and U.K. office space to Idealab were $509,000 and $2.1 million for the year ended December 31, 2002 and 2001, respectively. Management believes these amounts were materially representative of the fair value of the lease.

     During the year ended December 31, 2002 and 2001, Overture recorded approximately $1.1 million and $501,000 respectively, of search listing advertising revenue from companies affiliated with Idealab. Management believes these amounts are materially representative of the fair value of advertising services provided. During the year ended December 31, 2002, Overture recorded approximately $186,000 of traffic acquisition costs to Idealab. Management believes these amounts are materially representative of fair value.

6	COMMITMENTS AND CONTINGENCIES

LEASES

     The Company leases office space under operating lease agreements expiring through December 2007. The future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

OPERATING
LEASES

2003	$4,386
2004	3,663
2005	1,279
2006	1,262
2007	1,073
Thereafter	—

Total minimum lease payments	$11,663

     Total rent expense was approximately $3.2 million, $2.0 million and $2.0 million during the years ended December 31, 2002, 2001 and 2000, respectively.

AFFILIATE COMMITMENTS

     The Company is obligated to make guaranteed payments totaling approximately $190.5 million, $199.3 million, $25.0 million and $0.4 million in 2003, 2004, 2005 and 2006, respectively under contracts to provide search services to its affiliates.

LITIGATION

     The Company is currently in separate litigations with Google and FindWhat in which the Company is alleging that these parties infringe the Company’s U.S. Patent No. 6,269,361 (“the ‘361 patent”) entitled “System And Method For Influencing A Position On A Search Result List Generated By A Computer Network Search Engine.” The ‘361 patent protects various features and innovations relating to bid-for-placement products and Overture’s Pay-For-Performance search technologies, including our DirecTraffic Center account management system and tools. In each litigation, the respective parties, Google and FindWhat, have alleged invalidity and unenforceability of the ‘361 patent. When the validity and enforceability of the ‘361 patent is determined, in either litigation, that determination may have a material effect on the Company’s competitive position.

     The complaint against FindWhat was filed on January 25, 2002, in the United States District Court for the Central District of California. The lawsuit charges FindWhat with willful infringement of the ‘361 patent. The Company also seeks a permanent injunction against FindWhat, an award of increased damages, and an award of attorney’s fees, costs and expenses. Also on January 25,

2002, FindWhat served the Company with an amended complaint filed in the United States District Court for the Southern District of New York for declaratory judgment of invalidity, unenforceability and non-infringement relating to the Company’s ‘361 patent. On February 13, 2003, the New York Court ordered FindWhat’s declaratory judgment be transferred to the Central District of California.

     The complaint against Google was filed on April 23, 2002 in the United States District Court for the Northern District of California. The lawsuit charges Google with willful infringement of the ‘361 Patent. The Company also seeks a permanent injunction against Google, an award of increased damages, and an award of attorney’s fees, costs and expenses. On June 7, 2002, Google filed its answer to the Overture complaint, denying that it infringes the ‘361 Patent and alleging counterclaims of non-infringement, invalidity and unenforceability relating to the ‘361 Patent. The parties continue to move through the discovery process. A hearing regarding the interpretation of the claims contained in the ‘361 Patent (commonly referred to as a “Markman” hearing) currently is scheduled for early August.

     The Company is a defendant in five trademark infringement actions (JR Cigar, Mark Nutritionals, PlasmaNet, Pets Warehouse and Shar Products). The plaintiffs in these cases allege that they have trademark rights in certain search terms and that the Company violates these rights by allowing competitors of the plaintiffs to bid on these search terms. The amount of damages that are claimed and, if awarded, in one or more of these lawsuits might have a material effect on the Company’s results of operations, cash flow or financial position. The Company believes that it has meritorious defenses to liability and damages in each of these lawsuits and it is contesting them vigorously. If the Company were to incur one or more unfavorable judgments that in themselves are not material, or if there were a development in the law in a similar case to which the Company is not a party that was negative to the Company’s position, the Company might as a result decide to change the general manner in which it accepts bids on certain search terms and this change might have a material adverse effect upon the results of operations, cash flows or financial position of the Company.

     The following sets forth details regarding other litigation, which may be material to the Company.

     On June 19, 2001, InternetFuel.com, Inc. filed a complaint against Overture in the Superior Court of the State of California for the County of Los Angeles. The complaint alleges that Overture wrongfully terminated an agreement pursuant to which InternetFuel participated in Overture’s affiliate program and that Overture did not properly account for monies owed under that agreement. The complaint also alleges libel for messages allegedly placed by Overture on an Internet forum, and it contains claims of unfair business practices. The complaint seeks, among other remedies, monetary damages for the value of the terminated agreement and for alleged harm to InternetFuel’s reputation, punitive and exemplary relief and an injunction against alleged unfair business practices. In December 2001, Overture successfully moved the court to transfer the case to arbitration. InternetFuel.com thereafter supplemented its claims, alleging fraud under California law.

     This matter was arbitrated in late December 2002 and early January 2003. On January 10, 2003, the arbitrator issued an interim award. Although the arbitrator found in Overture’s favor on InternetFuel’s claims for fraud and unfair business practices, the arbitrator found for InternetFuel on the breach of contract claim and awarded InternetFuel approximately $8.7 million. On January 16, 2003, InternetFuel filed an application with the arbitrator seeking approximately $840,000 in pre-judgment interest on the award. On January 28, 2003, Overture filed its opposition to InternetFuel’s request for pre-judgment interest. InternetFuel is also seeking to recover certain costs incurred during the litigation, none of which have been specified to date. Overture filed its statement of opposition recovery of those costs. Overture disagrees with the arbitrator’s breach of contract award and is currently considering all of its available legal options.

     On July 12, 2001, the first of several purported securities class action lawsuits was filed in the United States District Court, Southern District of New York against certain underwriters involved in Overture’s initial public offering, Overture, and certain of Overture’s current and former officers and directors. The Court consolidated the cases against Overture into case number 01 Civ. 6339. Plaintiffs allege, among other things, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 involving undisclosed compensation to the underwriters, and improper practices by the underwriters, and seek unspecified damages. Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin. On April 19, 2002, plaintiffs filed an amended complaint, alleging Rule 10b-5 claims of fraud. On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards. On October, 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the Overture IPO litigation, without prejudice. On February 19, 2003, the Court denied the motion to dismiss the Rule 10b-5 claims against Overture. Overture continues to deny the allegations against it, believes that it has meritorious defenses to the amended complaint, and intends to contest the allegations vigorously.

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

     The Company may also be subject to litigation brought against it in the ordinary course of business.

7.	ACQUISTIONS

Cadabra

     On January 31, 2000, Overture acquired Cadabra, an online comparison shopping service, which Overture called “GoTo Shopping.” Overture acquired all of the outstanding shares of capital stock and assumed all outstanding options to acquire shares of capital stock of Cadabra. The acquisition was accounted for as a purchase. The total purchase price of the acquisition was approximately $263.1 million and consisted of cash of $8.0 million; Overture common stock of $252.5 million valued at the closing price of Overture’s common stock on the date the exchange ratio was set. Of the purchase price, $7.6 million was assigned to in-process research and development which was expensed immediately following the consummation of the acquisition, $6.0 million was assigned to the value of purchased technology and other intangibles to be amortized on a straight-line basis over three years and $4.4 million was allocated to the net tangible assets.

     On April 30, 2001, Overture closed the GoTo Shopping operations. The operations of Cadabra had been included in the Company’s results of operations from the date of the acquisition through the closing date. Upon disposition, the Company recorded a charge for restructuring and exit costs. The net charges were approximately $1.0 million, which included approximately $201,000 of cash termination benefits associated with the involuntary termination of 21 GoTo Shopping employees. The terminations of these positions, primarily in sales and service, and product development functions, were completed by June 30, 2001. The charge, also included approximately $59,000 for non-cash termination benefits, related to the acceleration of options; approximately $256,000 for fixed asset write-downs; approximately $485,000 for the remaining lease payments on a facility lease which Overture has not been able to sub-lease; and other exit costs of approximately $1,000. These costs were included in the Loss on Closure of GoTo Shopping in the statement of operations. Cash payments were funded from operations and did not have a significant impact on Overture’s liquidity.

AuctionRover

On May 3, 2000, Overture acquired AuctionRover, an online resource for auctions, which Overture called “GoTo Auctions.” Overture acquired all of the outstanding shares of capital stock and assumed all outstanding options to acquire shares of capital stock of AuctionRover. The acquisition was accounted for as a purchase. Based on the price of Overture common stock on the date the exchange ratio was set, the purchase price was valued at approximately $174.2 million, which consisted of Overture common stock of $173.7 million. Of the purchase price, $6.7 million was assigned to the value of purchased technology and other intangible assets and amortized on a straight-line basis over three years and $600,000 was allocated to the net tangible assets. The excess purchase price over the estimated fair value of the assets acquired and liabilities assumed has been allocated to goodwill in the amount of $167.0 million and was scheduled to be amortized on a straight-line basis over three years.

     On June 29, 2001, Overture completed a management buyout of GoTo Auctions, whereby the operating management of GoTo Auctions purchased GoTo Auctions’ assets from Overture. The newly formed company is called ChannelAdvisor Corporation. Overture received a minority stake in this new corporation and as of December 31, 2001, Overture retained approximately 8% of ChannelAdvisor. ChannelAdvisor’s goal is to provide online and offline businesses with the ability to leverage online auctions as a channel of distribution. In connection with the management buyout, Overture incurred net charges for the disposition of certain assets and exit costs. The net charges were approximately $2.0 million, which included in the exit costs approximately $280,000 of cash termination benefits associated with the involuntary termination of 31 GoTo Auction employees. The terminations of these positions, primarily in sales and service, and product development functions, were completed by June 30, 2001. The charge also included approximately $1.6 million for fixed asset write-downs and approximately $102,000 for other exit costs. These costs were included in

Loss on Disposition of GoTo Auctions in the statement of operations. Cash payments were funded from operations and did not have a significantly impact on Overture ‘s liquidity.

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

8.	GEOGRAPHICAL SEGMENT INFORMATION

     The following table sets forth revenues and long-lived assets by geographic area.

	As of and for the Year Ended		As of and for the Year Ended
	December 31, 2002		December 31, 2001

		Long-Lived
	Revenues	Assets	Revenues	Long-Lived Assets

	(IN THOUSANDS)
United States	$635,107	$82,339	$282,575	$32,390
International	32,623	13,857	5,558	2,023

Total	$667,730	$96,196	$288,133	$34,413

9.	SUBSEQUENT EVENT (UNAUDITED)

     On February 18, 2003, Overture signed an agreement subject to customary closing conditions with AltaVista, a provider of search services and technology, to acquire AltaVista’s business for $60.0 million in cash and approximately $80.0 million in stock.

     On February 25, 2003, Overture announced its plan to acquire the Web search unit of Fast, a developer of search and real-time filtering technologies, for $70.0 million in cash, plus a potential performance-based cash incentive payment of up to $30 million over three years.

(A)(2) FINANCIAL STATEMENT SCHEDULES

     All financial statement schedules required by Item 14(A)(2) have been omitted because they are inapplicable or because the required information has been included in item 6 and Notes to the financial statements.

(B)	REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2002.

(C)	EXHIBITS

     The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission. The Company shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

EXHIBIT
NUMBER

2.1	Asset purchase agreement by and among Overture, AltaVista Company, Aurora I, LLC (a wholly-owned limited liability company of AltaVista) and CMGI, Inc. dated as of February 18, 2003 (1)
2.2	Registration rights agreement between Overture and AltaVista dated as of February 18, 2003 (1)
2.3	Asset purchase agreement by and among Overture, Fast Search and Transfer ASA and U.S. Bank, National Association dated as of February 25, 2003 (1)
2.4	Intellectual Property License Agreement by and among Overture, Fast Search and Transfer ASA and certain other parties, dated as of February 25, 2003 (1)
3.1	Amended and Restated Certificate of Incorporation of GoTo.com Inc. (2)
3.2	Certificate of Ownership and Merger Merging Overture Services, Inc. into GoTo.com, Inc. (2)
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Overture Services, Inc. (3)
3.4	Amended and Restated Bylaws of Overture Services, Inc.
4.1	Specimen Stock Certificate (4)
10.1	Form of Change of Control Severance Agreement between Overture and each of Ted Meisel, Jaynie Studenmund and Todd Tappin effective June 30, 2002 (5)
10.2	Distribution agreement between Overture and Microsoft (GoTo-in-a-Box or Internet Explorer Panel) effective as of April 15, 2001 and amendments effective as of July 12, 2001 and June 18, 2002 (6)
10.3	Distribution agreement between Overture and Microsoft (msn.com) effective as of December 19, 2001 and amendment effective as of March 17, 2002 (7)
10.4	Distribution agreement between Overture and Yahoo effective as of May 1, 2002 (8)
10.5	Amendment No. 2 to the distribution agreement between Overture and Microsoft (msn.com) effective as of September 1, 2002 (9)
10.6	Amendment No. 3 to the distribution agreement between Overture and Microsoft (msn.com) effective as of September 1, 2002 (10)
10.7	Amendment No. 3 to the distribution agreement between Overture and Microsoft (GoTo-in-a-Box or Internet Explorer Panel) effective as of September 1, 2002 (11)
10.8	First Addendum to the distribution agreement between Overture and Yahoo effective as of October 1, 2002 (12)
10.9	Second Addendum to the distribution agreement between Overture and Yahoo effective as of January 13, 2003 (12)
10.10	Amendment No. 4 to the distribution agreement between Overture and Microsoft (msn.com) effective as of January 1, 2003 (12)
10.11	Amendment No. 5 to the distribution agreement between Overture and Microsoft (msn.com) effective as of January 1, 2003 (12)
10.12	Form of Indemnification Agreement between Overture and certain of its officers and each of its directors (13)
10.13	1998 Stock Plan and forms of option agreements thereunder (13)
10.14	1999 Employee Stock Purchase Plan and form of agreement thereunder (13)
10.15	Series A Preferred Stockholders’ Rights Agreement by and among GoTo and certain investors (13)
10.16	Amended and Restated Series B Preferred Stockholders’ Rights Agreement by and among GoTo and certain investors (13)
10.17	Series C Preferred Stockholders’ Rights Agreement by and among GoTo and certain investors (13)

EXHIBIT
NUMBER

10.18	Series D Preferred Stockholders’ Rights Agreement by and among GoTo and certain investors. (13)
10.19	Form of Restricted Stock Purchase Agreement
23.1	Consent from Ernst & Young LLP.
99.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	The registrant agrees to furnish supplementally to the Commission a copy of any omitted schedule upon request.

(2)	Previously filed as Exhibit 3.1 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002 and incorporated by reference herein.

(3)	Previously filed as Exhibit 3.3 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on May 15, 2002 and incorporated by reference herein.

(4)	Previously filed as Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 25, 2002 and incorporated by reference herein.

(5)	Previously filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002 and incorporated by reference herein. Confidential treatment granted on certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.

(6)	Previously filed as Exhibit 10.2 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002 and incorporated by reference herein. Confidential treatment granted on certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.

(7)	Previously filed as Exhibit 10.3 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002 and incorporated by reference herein. Confidential treatment granted on certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.

(8)	Previously filed as Exhibit 10.4 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002 and incorporated by reference herein. Confidential treatment granted on certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.

(9)	Previously filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on November 12, 2002 and incorporated by reference herein. Confidential treatment granted on certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.

(10)	Previously filed as Exhibit 10.2 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on November 12, 2002 and incorporated by reference herein. Confidential treatment granted on certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.

(11)	Previously filed as Exhibit 10.3 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on November 12, 2002 and incorporated by reference herein. Confidential treatment granted on certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.

(12)	Confidential treatment requested on certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.

(13)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-76415) and incorporated by reference herein.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2003.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ TED MEISEL (Ted Meisel)	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2003

/s/ JAYNIE STUDENMUND (Jaynie Studenmund)	Chief Operating Officer	February 28, 2003

/s/ TODD TAPPIN (Todd Tappin)	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2003

/s/ ROBERT M. KAVNER (Robert M. Kavner)	Chairman of the Board	February 28, 2003

/s/ WILLIAM GROSS (William Gross)	Director	February 28, 2003

/s/ LINDA FAYNE LEVINSON (Linda Fayne Levinson)	Director	February 28, 2003

/s/ WILLIAM ELKUS (William Elkus)	Director	February 28, 2003

/s/ STEVE ALESIO (Steve Alesio)	Director	Feburary 28, 2003

/s/ TERRELL JONES (Terrell Jones)	Director	February 28, 2003

/s/ BALAKRISHNAN IYER (Balakrishnan Iyer)	Director	February 28, 2003

I, Todd Tappin, certify that:

1. I have reviewed this annual report on Form 10-K of Overture Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003	/s/ Todd Tappin

Todd Tappin Chief Financial Officer

I, Ted Meisel, certify that:

1. I have reviewed this annual report on Form 10-K of Overture Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003	/s/ Ted Meisel

Ted Meisel Chief Executive Officer

EXHIBIT INDEX

EXHIBIT
NUMBER

2.1	Asset purchase agreement by and among Overture, AltaVista Company, Aurora I, LLC (a wholly-owned limited liability company of AltaVista) and CMGI, Inc. dated as of February 18, 2003 (1)
2.2	Registration rights agreement between Overture and AltaVista dated as of February 18, 2003 (1)
2.3	Asset purchase agreement by and among Overture, Fast Search and Transfer ASA and U.S. Bank, National Association dated as of February 25, 2003 (1)
2.4	Intellectual Property License Agreement by and among Overture, Fast Search and Transfer ASA and certain other parties, dated as of February 25, 2003(1)
3.1	Amended and Restated Certificate of Incorporation of GoTo.com Inc. (2)
3.2	Certificate of Ownership and Merger Merging Overture Services, Inc. into GoTo.com, Inc. (2)
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Overture Services, Inc. (3)
3.4	Amended and Restated Bylaws of Overture Services, Inc.
4.1	Specimen Stock Certificate (4)
10.1	Form of Change of Control Severance Agreement between Overture and each of Ted Meisel, Jaynie Studenmund and Todd Tappin effective June 30, 2002 (5)
10.2	Distribution agreement between Overture and Microsoft (GoTo-in-a-Box or Internet Explorer Panel) effective as of April 15, 2001 and amendments effective as of July 12, 2001 and June 18, 2002 (6)
10.3	Distribution agreement between Overture and Microsoft (msn.com) effective as of December 19, 2001 and amendment effective as of March 17, 2002 (7)
10.4	Distribution agreement between Overture and Yahoo effective as of May 1, 2002 (8)
10.5	Amendment No. 2 to the distribution agreement between Overture and Microsoft (msn.com) effective as of September 1, 2002 (9)
10.6	Amendment No. 3 to the distribution agreement between Overture and Microsoft (msn.com) effective as of September 1, 2002 (10)
10.7	Amendment No. 3 to the distribution agreement between Overture and Microsoft (GoTo-in-a-Box or Internet Explorer Panel) effective as of September 1, 2002 (11)
10.8	First Addendum to the distribution agreement between Overture and Yahoo effective as of October 1, 2002 (12)
10.9	Second Addendum to the distribution agreement between Overture and Yahoo effective as of January 13, 2003 (12)
10.10	Amendment No. 4 to the distribution agreement between Overture and Microsoft (msn.com) effective as of January 1, 2003 (12)
10.11	Amendment No. 5 to the distribution agreement between Overture and Microsoft (msn.com) effective as of January 1, 2003 (12)
10.12	Form of Indemnification Agreement between Overture and certain of its officers and each of its directors (13)
10.13	1998 Stock Plan and forms of option agreements thereunder (13)
10.14	1999 Employee Stock Purchase Plan and form of agreement thereunder (13)
10.15	Series A Preferred Stockholders’ Rights Agreement by and among GoTo and certain investors (13)
10.16	Amended and Restated Series B Preferred Stockholders’ Rights Agreement by and among GoTo and certain investors (13)
10.17	Series C Preferred Stockholders’ Rights Agreement by and among GoTo and certain investors (13)

EXHIBIT
NUMBER

10.18	Series D Preferred Stockholders’ Rights Agreement by and among GoTo and certain investors. (13)
10.19	Form of Restricted Stock Purchase Agreement
23.1	Consent from Ernst & Young LLP.
99.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	The registrant agrees to furnish supplementally to the Commission a copy of any omitted schedule upon request.

(2)	Previously filed as Exhibit 3.1 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002 and incorporated by reference herein.

(3)	Previously filed as Exhibit 3.3 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on May 15, 2002 and incorporated by reference herein.

(4)	Previously filed as Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 25, 2002 and incorporated by reference herein.

(5)	Previously filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002 and incorporated by reference herein. Confidential treatment granted on certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.

(6)	Previously filed as Exhibit 10.2 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002 and incorporated by reference herein. Confidential treatment granted on certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.

(7)	Previously filed as Exhibit 10.3 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002 and incorporated by reference herein. Confidential treatment granted on certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.

(8)	Previously filed as Exhibit 10.4 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002 and incorporated by reference herein. Confidential treatment granted on certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.

(9)	Previously filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on November 12, 2002 and incorporated by reference herein. Confidential treatment granted on certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.

(10)	Previously filed as Exhibit 10.2 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on November 12, 2002 and incorporated by reference herein. Confidential treatment granted on certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.

(11)	Previously filed as Exhibit 10.3 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on November 12, 2002 and incorporated by reference herein. Confidential treatment granted on certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.

(12)	Confidential treatment requested on certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.

(13)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-76415) and incorporated by reference herein.