Form 10-Q
period 2003-03-31
OVERTURE SERVICES INC
filed 2003-05-07
CIK 1060439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b of the Act). ☒ YES ☐ NO

     The number of outstanding shares of the registrant’s common stock as of the close of business on April 30, 2003 was 59,441,603.

OVERTURE SERVICES, INC.

		PAGE NO.

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002.	3
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002.	4
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002.	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risks	30
Item 4.	Controls and Procedures	30
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	30
Item 6.	Exhibits and Reports on Form 8-K	33

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

OVERTURE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31,	December 31,
	2003	2002

	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$108,193	$78,987
Short-term investments	107,457	118,905
Accounts receivable, net	38,034	31,682
Prepaid expenses, deferred tax assets and other	19,013	23,483
Prepaid traffic acquisition expense	40,678	25,372

Total current assets	313,375	278,429
Property and equipment, net	62,818	55,656
Intangible assets, net	3,101	1,393
Goodwill	4,494	—
Long-term investments	20,900	52,852
Long-term prepaid traffic acquisition expenses	35,759	36,738
Other assets	14,863	10,648

Total assets	$455,310	$435,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$103,605	$93,293
Accrued expenses	16,879	21,010
Deferred revenue	16,979	16,672

Total current liabilities	137,463	130,975
Long-term liabilities	1,031	1,203
STOCKHOLDERS’ EQUITY:
Preferred Stock; $0.0001 par value, 10,000 shares authorized as of March 31, 2003 and December 31, 2002	—	—
Common stock, $0.0001 par value, 200,000 shares authorized as of March 31, 2003 and December 31, 2002; 59,434 and 59,249 shares issued and outstanding as of March 31, 2003 and December 31, 2002, respectively	6	6
Additional paid-in capital	711,889	709,568
Deferred compensation, net	(480)	(210)
Accumulated other comprehensive income	2,980	2,890
Accumulated deficit	(397,579)	(408,716)

Total stockholders’ equity	316,816	303,538

Total liabilities and stockholders’ equity	$455,310	$435,716

The accompanying notes are an integral part of the consolidated financial statements.

OVERTURE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts; unaudited)

	Three Months Ended
	March 31,

	2003	2002

Revenue	$224,725	$142,845
Operating expenses:
Search serving	12,968	5,993
Traffic acquisition	144,025	77,003
Marketing, sales and service	17,800	11,429
General and administrative	24,071	16,307
Product development	7,789	4,367
Amortization of deferred compensation and intangible assets	700	423
Reduction in loss on litigation ruling	(3,941)	—

	203,412	115,522

Income from operations	21,313	27,323
Other income:
Interest income, net	860	1,249
Other (expense) income, net	(36)	718

Income before income taxes	22,137	29,290
Provision for income taxes	11,000	—

Net income	$11,137	$29,290

Basic net income per share	$0.19	$0.51

Diluted net income per share	$0.18	$0.48

Weighted average shares used to compute basic net income per share	59,308	57,422
Weighted average shares used to compute diluted net income per share	60,495	60,510

The accompanying notes are an integral part of these condensed consolidated financial statements.

OVERTURE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands; unaudited)

	Three Months Ended
	March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,137	$29,290
Adjustments to reconcile net income to net cash provided by operating activities:
Tax benefits from stock options	238	5,732
Loss from sale of property and equipment	—	468
Accretion of discounts from the purchase of short-term and long-term investments	383	267
Depreciation and amortization	8,965	4,442
Changes in operating assets and liabilities net of effect of acquisition:
Accounts receivable	(5,987)	(4,909)
Prepaid expenses and other	2,013	(5,882)
Prepaid traffic acquisition expense	(14,327)	289
Accounts payable and accrued expenses	5,525	22,231
Deferred revenues	307	2,253

Net cash provided by operating activities	8,254	54,181
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of (purchases of) short-term and long-term investments, net	42,932	(24,484)
Capital expenditures for property and equipment, and other assets	(13,931)	(12,284)
Payment for acquisition, net of cash acquired	(7,914)	—

Net cash provided by (used in) investing activities	21,087	(36,768)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	1,560	9,358
Repayments of debt	(1,971)	(71)

Net cash (used in) provided by financing activities	(411)	9,287
Effect of exchange rate changes on cash and cash equivalents	276	(79)
Net increase in cash and cash equivalents	29,206	26,621
Cash and cash equivalents at beginning of period	78,987	61,974

Cash and cash equivalents at end of period	$108,193	$88,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

OVERTURE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	THE COMPANY, BASIS OF PRESENTATION

     Overture Services, Inc. (“Overture” or the “Company”) is a global leader in commercial search services on the Internet. Overture’s Pay-For-Performance search service is comprised of advertisers’ listings, which are screened for relevance and accessed by consumers and businesses through Overture’s affiliates, a network of Web properties that have integrated Overture’s search service into their sites or that direct user traffic to Overture’s sites. In some cases, consumers and businesses access our search listings directly at our sites. The search listings are ranked according to the advertiser’s bid; the higher the bid, the higher the ranking. Advertisers pay Overture the bid price for clicks on the advertiser’s search listing (also known as a paid introduction, click-through or a paid click). As of March 31, 2003, Overture and its wholly owned subsidiaries operated the Overture service in the United States, Ireland, United Kingdom, Germany, France and Japan. South Korean operations were launched in April 2003. The Company reports in one reportable business segment.

     Overture was incorporated on September 15, 1997 in the state of Delaware and officially launched its operations on June 1, 1998. On October 8, 2001, we changed our corporate name from GoTo.com, Inc. to Overture Services, Inc. and changed our Nasdaq Stock Market trading symbol to “OVER.” Overture has its US corporate office in Pasadena, California and additional offices in California and New York in the United States, Ireland, United Kingdom, Germany, France, Japan, Norway, Italy and South Korea.

     On April 21, 2003, Overture completed its purchase of the Web search unit of Fast Search and Transfer ASA (“Fast”), a Norway based developer of search and real-time filtering technologies, for $70 million in cash, plus a contingent performance-based cash incentive payment of up to $30 million over three years.

     On April 25, 2003, Overture acquired the business of AltaVista Company (“AltaVista”), a provider of search services and technology, for $60 million in cash and $46.6 million in stock based on the closing price on such date.

     AltaVista and Fast’s Web search unit both use advanced algorithmic search technology to crawl the Web and return relevant search results in response to users’ queries through syndication networks or through their websites, AltaVista.com and alltheweb.com. Overture believes these technologies complement its own technology in commercial search and will enhance its core Pay-For-Performance search business, as well as allow Overture to develop new products and services for its advertisers and affiliates.

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

     These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

2.	COMPREHENSIVE INCOME

     The Company accounts for comprehensive income using Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130). SFAS 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined therein, refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders’ equity. The differences between total comprehensive income and net income for the three months ended March 31, 2003 and March 31, 2002 were $0.1 million and $(0.6) million, respectively. As of March 31, 2003, accumulated other comprehensive income was comprised of $0.3 million of unrealized gains on investments and $2.7 million of cumulative translation adjustments.

3.	EARNINGS PER SHARE COMPUTATION

     Shares used in computing basic and diluted net income per share are based on the weighted average shares outstanding in each period. Basic net income per share is calculated by dividing net income by the average number of outstanding shares during the period. Diluted net income per share is calculated by adjusting the average number of outstanding shares assuming conversion of all potentially dilutive stock options and unvested stock under the treasury stock method.

     Options to purchase 10.2 million and 7.9 million shares of common stock were outstanding as of March 31, 2003 and 2002, respectively. In addition, there were approximately 24,000 and 374,000 shares of unvested common stock outstanding, which are subject to repurchase by Overture, as of March 31, 2003 and 2002, respectively.

     The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended March 31,

	2003	2002

Numerator:
Net income	$11,137	$29,290
Denominator:
Denominator for basic calculation—weighted average shares	59,308	57,422
Common stock equivalents	1,187	3,088

Denominator for diluted calculation – weighted average shares	60,495	60,510
Net income per share:
Basic net income per share	$0.19	$0.51
Diluted net income per share	$0.18	$0.48

4.	INCOME TAXES

     Overture generated taxable income during the three months ended March 31, 2003. A tax provision was recorded that was more than the statutory rate primarily due to the effect of foreign net operating losses (“NOLs”) which carry a benefit at a lower tax rate.

     A portion of the valuation allowance was released during March 31, 2002 based on our assessment that the utilization of available tax deductions, including NOLs, was more likely than not. The effect of the valuation release was a benefit that reduced the March 31, 2002 tax provision to zero.

     The following is a reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate:

	March 31,

	2003	2002

Statutory federal rate	35%	35%
State income taxes (net of federal benefit)	5	—
Valuation allowance	—	(31)
Effect of tax law change	—	(2)
Foreign rate differential	11
Non-deductible expense and other	(1)	(2)

	50%	—%

     The provision for income taxes is composed of the following (in thousands):

	March 31,

	2003	2002

Current:
Federal	$10,041	$5,220

	March 31,

	2003	2002

State	1,438	560
Foreign	591	—

Total current	12,070	5,780

Deferred:
Federal	583	(4,800)
State	153	(550)
Foreign	(1,806)	(430)

Total deferred	(1,070)	(5,780)

	$11,000	$—

5.	LITIGATION

     The Company is currently in separate litigations with Google and FindWhat in which the Company is alleging that these parties infringe on the Company’s U.S. Patent No. 6,269,361 (“the ’361 Patent”) entitled “System And Method For Influencing A Position On A Search Result List Generated By A Computer Network Search Engine.” The ’361 Patent protects various features and innovations relating to bid-for-placement products and Overture’s Pay-For-Performance search technologies, including our DirecTraffic Center account management system and tools. In each litigation, the respective parties, Google and FindWhat, have alleged invalidity and unenforceability of the ’361 Patent. In addition, FindWhat has also alleged that the Company has violated the Sherman Act, 15 U.S.C. § 2. When the validity and enforceability of the ’361 Patent is determined, in either litigation, that determination may have a material effect on the Company’s competitive position.

     The complaint against FindWhat was filed on January 25, 2002, in the United States District Court for the Central District of California. The lawsuit charges FindWhat with willful infringement of the ’361 Patent. The Company also seeks a permanent injunction against FindWhat, an award of increased damages, and an award of attorney’s fees, costs and expenses. Also on January 25, 2002, FindWhat served the Company with an amended complaint filed in the United States District Court for the Southern District of New York for declaratory judgment of invalidity, unenforceability and non-infringement relating to the Company’s ’361 Patent. On February 13, 2003, the New York Court ordered FindWhat’s declaratory judgment to be transferred to the Central District of California. Subsequently, after transfer, FindWhat dismissed its action in favor of the Company’s California action, which is now the only case pending between the parties. FindWhat answered the Company’s Complaint on March 25, 2003, and asserted counterclaims alleging non-infringement, invalidity and unenforceability of the Company’s patent as well as alleging that the Company has violated the Sherman Act, 15 U.S.C. § 2. On April 17, 2003, the Company filed its Reply and denied the allegations of these counterclaims. The parties are now in the initial phase of the discovery process.

     The complaint against Google was filed on April 23, 2002 in the United States District Court for the Northern District of California. The lawsuit charges Google with willful infringement of the ’361 Patent. The Company also seeks a permanent injunction against Google, an award of increased damages, and an award of attorney’s fees, costs and expenses. On June 7, 2002, Google filed its answer to the Overture complaint, denying that it infringes the ’361 Patent and alleging counterclaims of non-infringement, invalidity and unenforceability relating to the ’361 Patent. On June 25, 2002, the Company filed its Reply and denied the allegations of these counterclaims. On March 28, 2003 the Company filed an Amended Complaint. On April 14, 2003 Google answered the amended complaint and re-asserted its same counterclaims. The Company’ filed its reply denying the allegations of these counterclaims. The parties continue to move through the discovery process. A hearing regarding the interpretation of the claims contained in the ’361 Patent (commonly referred to as a “Markman” hearing) currently is scheduled for October 2003.

     The Company is a defendant in four trademark infringement actions (JR Cigar, Mark Nutritionals, PlasmaNet and Pets Warehouse). In addition, AltaVista is also a defendant in a trademark infringement action by Mark Nutritionals. The plaintiffs in these cases allege that they have trademark rights in certain search terms and that the Company violates these rights by allowing competitors of the plaintiffs to bid on these search terms. The amount of damages that are claimed and, if awarded, in one or more of these lawsuits might have a material effect on the Company’s results of operations, cash flow or financial position. The Company believes that it has meritorious defenses to liability and damages in each of these lawsuits and it is contesting them vigorously. If the Company were to incur one or more unfavorable judgments that in themselves are not material, or if there were a development in the law in a similar case to which the Company is not a party that was negative to the Company’s position, the Company might as a result decide to change the general manner in which it accepts bids on certain search terms and this change might have a material adverse effect upon the results of operations, cash flows or financial position of the Company.

     The following sets forth details regarding other litigation, which may be material to the Company.

     On June 19, 2001, InternetFuel.com, Inc. filed a complaint against Overture in the Superior Court of the State of California for the County of Los Angeles. The complaint alleges that Overture wrongfully terminated an agreement pursuant to which InternetFuel participated in Overture’s affiliate program and that Overture did not properly account for monies owed under that agreement. In December 2001, the Court transferred the case to arbitration. InternetFuel.com thereafter supplemented its claims, alleging fraud under California law.

     This matter was arbitrated in late December 2002 and early January 2003. On January 10, 2003, the arbitrator issued an interim award. Although the arbitrator found in Overture’s favor on InternetFuel’s claims for fraud and unfair business practices, the arbitrator found for InternetFuel on the breach of contract claim and awarded InternetFuel $8.7 million, which was recorded as an expense in the three months ended December 31, 2002. On January 16, 2003, InternetFuel filed an application with the arbitrator seeking approximately $840,000 in pre-judgment interest on the award. As a result of several motions filed by Overture, on April 2, 2003, the Arbitrator issued a Corrected Final Award, reducing the damage award against Overture to $4.8 million. This $3.9 million reduction in the award was recorded as a reduction in loss of litigation ruling in the three months ended March 31, 2003. InternetFuel has petitioned the Court to confirm the Corrected Final Award and is seeking post-award interest at a rate of 10% per annum. Overture has opposed InternetFuel’s motion and has sought an order from the Court vacating the arbitrator’s award. On May 5, 2003, the Court heard oral argument on the parties’ motions. The Court ordered supplemental briefing, which will be concluded by May 16, 2003. The Court will then issue a ruling on the parties’ motions without further oral argument.

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

     On February 20, 2002, Overture filed a complaint against Did-It.com, Inc. for trespass, unfair competition and violations of the Computer Fraud and Abuse Act. In response to Overture’s complaint, on June 14, 2002, Did-It filed a counterclaim against Overture alleging federal and state antitrust violations, violations of the Unfair Trade Practices Act, fraud and deceit, negligent misrepresentation, false and misleading advertising, unfair competition, interference with contract and prospective economic advantage and violations of California Civil Code Section 1812.600, et.seq. On August 7, 2002, Overture filed a motion to dismiss various claims contained in Did-It’s counterclaim, including claims for antitrust violations. On August 30, 2002, Did-It filed its first amended counterclaim, which omitted some of the antitrust causes of action contained in its initial counterclaim. On October 2, 2002, Overture filed its answer to Did-It’s first amended counterclaim. The parties are entering the early phase of discovery. Overture believes that it has meritorious defenses to the allegations contained in the counterclaim and is contesting these allegations vigorously.

     Overture has been named as a defendant in an action filed April 10, 2003, in Federal Court in Massachusetts. Plaintiff MRT Micro ASA (“MRT”) asserts ownership interest in certain technologies which it claims Fast Search and Transfer, Inc. may be conveying to Overture in the course of Overture’s purchase of Fast’s assets. In addition to a declaratory judgment that it is the owner of the subject technologies, MRT is seeking to recover all proceeds from the acquisition of Fast’s assets, as well as preliminary and permanent injunctions enjoining the acquisition of Fast’s Web search unit by Overture. In addition, MRT seeks to recover damages, its attorneys’ fees and costs. Overture believes that it has meritorious defenses to the allegations directed against it and intends to defend the action vigorously.

     In August 2001, Jeffrey Black, a former employee of AltaVista, filed a complaint in Superior Court of the State of California (Santa Clara County) in his individual capacity as well as in his capacity as a trustee of two family trusts against the AltaVista Company and CMGI, Inc. alleging certain claims arising out of the termination of Mr. Black’s employment with AltaVista. As set forth in the complaint, Mr. Black is seeking monetary damages in excess of $70 million. AltaVista believes that these claims are without merit and plans to vigorously defend against these claims. In March 2002, the Court ordered the entire case to binding arbitration in California. In June 2002, Mr. Black petitioned the California Court of Appeal for a writ prohibiting enforcement of the order compelling arbitration of his cause of action for wrongful termination in violation of public policy. In July 2002, the Court of

Appeal denied Mr. Black’s petition. In August 2002, Mr. Black submitted the matter to the American Arbitration Association. An arbitrator was appointed in January 2003 and an arbitration hearing is tentatively scheduled for August 2003. The parties have commenced discovery.

     On March 11, 2002, Sean Barger filed suit in Superior Court of the State of California against AltaVista and a number of other defendants alleging (1) violation of state securities statutes, (2) fraudulent inducement, deceit, fraud, (3) negligent misrepresentation, (4) unfair competition and (5) breach of fiduciary duty. Mr. Barger is claiming an unspecified amount of damages. Mr. Barger was the principal shareholder of Equilibrium Technologies, Inc. (“Equilibrium”) which was a company purchased by AltaVista’s majority shareholder, CMGI, Inc. Mr. Barger claims that AltaVista and the other defendants made false representations to induce him to allow Equilibrium to be acquired by CMGI. The Court has dismissed without leave to amend Mr. Barger’s claim for breach of fiduciary duty. AltaVista is in the process of answering interrogatories. No trial date has been scheduled. AltaVista believes it has meritorious defenses to Mr. Barger’s amended complaint and intends to contest the allegations vigorously.

     The Irish subsidiary of AltaVista doing business in the United Kingdom filed suit against Fraserside Holdings Limited or, in the alternative against Private Media Group, Inc., claiming damages for procurement of or inducement of breach of contract for Fraserside’s failure to pay for the performance of services including display of advertisements by the Irish subsidiary. The suit seeks approximately $2.6 million in unpaid fees, interest and costs. The suit was instituted in the Chancery Division of the High Court of Justice in England on December 6, 2001. On March 21, 2002 Fraserside served a defense, and counterclaim for breach of contract alleging damages of at least $2.7 million and other unspecified damages relating to the contract. Private served a substantially identical defense on March 27, 2002. We believe we have meritorious defenses to the counterclaims and are vigorously defending against them.

     On April 7, 2003, AltaVista was served with a complaint to avoid preferential transfers that was filed in the United States Bankruptcy Court, Northern District of Illinois. MarchFirst filed a voluntary bankruptcy petition on April 12, 2001 and on July 16, 2001 a Trustee was appointed under chapter 7 of the Bankruptcy Code. The Trustee seeks return of payments of $0.6 million that AltaVista received within 90 days of the filing of the bankruptcy petition. These payments were in connection with advertisements displayed on AltaVista’s Web site on behalf of MarchFirst advertisers. AltaVista has provided the Trustee with a letter outlining defenses against the demand because these payments were made in the ordinary course and were earmarked for payment to AltaVista. We believe we have meritorious defenses to the complaint and are vigorously defending this matter.

     The Company may also be subject to litigation brought against it in the ordinary course of business.

6.	RELATED PARTY TRANSACTIONS

     Idealab is considered a related party of Overture because a member of management of Idealab is a member of Overture’s board of directors.

     During the three months ended March 31, 2003 and 2002, Overture recorded $0.2 million and $0.3 million, respectively, of search listing advertising revenue from companies affiliated with Idealab. Management believes these amounts are materially representative of the fair value of advertising services provided. During the three months ended March 31, 2003, Overture paid $1.7 million of traffic acquisition costs to Idealab and Idealab affiliated companies, including New.net. Management believes these amounts are materially representative of fair value.

7.	AFFILIATE COMMITMENTS

     The Company is obligated to make guaranteed payments totaling $151.5 million, $201.8 million, $25.0 million and $0.4 million for the remainder of 2003, 2004, 2005 and 2006, respectively, under contracts to provide search services to its affiliates.

8.	ACCOUNTING FOR STOCK-BASED COMPENSATION

     At March 31, 2003, the Company had one stock-based compensation plan. The company accounts for the plan under the recognition and measurement principles of Accounting Principles Board Opinion (APB) No. 25 “Accounting for Stock Issued to Employees” (APB 25). The following table sets forth the effect on net income and earnings per share if the Company had applied the fair value provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (SFAS 123), to stock-based employee compensation. For purposes of pro forma disclosures, the fair value of the options is amortized to expense on a graded methodology basis over the vesting period of the options.

	Three Months Ended March 31,

	2003	2002

	(IN THOUSANDS)
Net income, as reported	$11,137	$29,290
Additional stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,239)	(6,554)

Pro forma net income	3,898	22,736
Earnings per share:
Basic – as reported	0.19	0.51
Basic – pro forma	0.07	0.40
Earnings per share:
Diluted – as reported	0.18	0.48
Diluted – pro forma	$0.06	$0.38

     The fair value of these options were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,

	2003	2002

Risk free interest rate	1.75%	3.75%
Expected lives (in years)	3.0	3.0
Dividend yield	—	—
Expected volatility	0.80	0.80

     Under SFAS 123, the Company would have incurred additional pre-tax compensation expense of $12.1 million and $10.9 million for the three months ended March 31, 2003 and 2002, respectively.

     Applying SFAS 123 in the pro forma disclosure may not be representative of the effects on pro forma net income for future years as options vest over several years and additional awards will likely be made each year.

9.	ACQUISITION

     On January 2, 2003, Overture completed the acquisition of all of the outstanding capital stock of Keylime Software, Inc (“Keylime”), a developer of analytical software to monitor Web site traffic and customer behavior. The acquisition enables Overture to offer advertisers enhanced services for managing and analyzing the performance of their online marketing campaigns by allowing them to better understand their return on investment, track sales conversions and identify new leads. The results of Keylime’s operations have been included in the consolidated financial statements since that date.

     The aggregate purchase price, net of acquisition costs, was $7.1 million. The aggregate purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on estimates of fair value. Identifiable intangible assets consist of developed technology totaling $1.6 million and are amortized over three years. The excess of the aggregate purchase price over the fair value of the identifiable net assets acquired of $4.5 million has been recorded as goodwill. As part of the acquisition, Overture assumed debt held by Keylime of $2.0 million and repaid this amount in conjunction with the acquisition.

10.	GEOGRAPHICAL SEGMENT INFORMATION

     The following table sets forth revenue by geographic area:

	For the Three Months Ended
	March 31,

	2003	2002

	(IN THOUSANDS)
United States	$202,615	$138,742
International	22,110	4,103

Total	$224,725	$142,845

     The following table sets forth long-lived assets by geographic area:

	March 31, 2003	December 31, 2002

	(IN THOUSANDS)
United States	$93,462	$82,339
International	14,779	13,857

Total	$108,241	$96,196

11.	SUBSEQUENT EVENTS

     On April 21, 2003 Overture completed its purchase of the Web search unit of Fast, a Norway based developer of search and real-time filtering technologies, for $70.0 million in cash, plus a contingent performance-based cash incentive payment of up to $30.0 million over three years.

     On April 25, 2003 Overture acquired the business of AltaVista, a provider of search services and technology, for $60.0 million in cash and $46.6 million in stock based on the closing price on such date

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IN ADDITION TO HISTORICAL INFORMATION, THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS RELATED TO THE AMOUNT OF TRAFFIC THAT WE EXPECT WILL BE DIRECTED TO US FROM OUR AFFILIATES IN THE FUTURE, THE TIMING AND AMOUNT OF ANY INCREASE IN OUR AVERAGE PRICE PER PAID INTRODUCTION, CONTINUED PROFITABILITY, THE TIMING AND AMOUNT OF OUR NUMBER OF PAID INTRODUCTIONS, THE AMOUNT OF FUTURE ADVERTISER SPENDING WITH OVERTURE, THE AMOUNT OF FUTURE TRAFFIC ACQUISITION COSTS AS A PERCENTAGE OF REVENUE, ACQUISITIONS AND DEVELOPMENT OF SERVICES ACQUIRED IN SUCH ACQUISITIONS, INTERNATIONAL EXPANSION, LIQUIDITY, GROWTH IN THE NUMBER OF ADVERTISERS, FLUCTUATION IN THE PRICE OF OUR COMMON STOCK, CHANGES IN OUR QUARTER-TO-QUARTER FINANCIAL RESULTS, SEASONAL EFFECTS AND FUTURE COMPETITION. WE USE WORDS SUCH AS “ANTICIPATES,” “BELIEVES,” “PLANS,” “EXPECTS,” “FUTURE,” “INTENDS” AND SIMILAR EXPRESSIONS TO IDENTIFY THESE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, AS WELL AS ASSUMPTIONS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE REFLECTED IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE ACTUAL RESULTS TO DIFFER INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTIONS ENTITLED “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” AND “RISKS THAT COULD AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.” READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT MANAGEMENT’S OPINIONS ONLY AS OF THE DATE HEREOF. OVERTURE UNDERTAKES NO OBLIGATION TO REVISE OR PUBLICLY RELEASE THE RESULTS OF ANY REVISION TO THESE FORWARD-LOOKING STATEMENTS.

OVERVIEW

     Overture Services, Inc. is a global leader in commercial search services on the Internet. Overture’s Pay-For-Performance search service is comprised of advertiser generated listings, which are screened for relevance and accessed by consumers and businesses through Overture’s affiliates, a network of Web properties that have integrated Overture’s search service into their sites or that direct user traffic to Overture’s sites. In some cases, consumers and businesses access our search listings directly at our sites. The search listings are ranked according to the advertiser’s bid; the higher the bid, the higher the ranking. Advertisers pay Overture the bid price for clicks on the advertiser’s search listing (also known as a paid introduction, click-through or a paid click). As of March 31, 2003, Overture and its wholly owned subsidiaries operated the Overture service in the United States, Ireland, United Kingdom, Germany, France and Japan. South Korean operations were launched in April 2003.

     Overture was incorporated on September 15, 1997 in the state of Delaware and officially launched its operations on June 1, 1998. On October 8, 2001, we changed our corporate name from GoTo.com, Inc. to Overture Services, Inc. and changed our Nasdaq Stock Market trading symbol to “OVER.” Overture has its US corporate office in Pasadena, California and additional offices in California and New York in the United States, Ireland, United Kingdom, Germany, France, Japan, Norway, Italy and South Korea.

Expansion Strategy

     Overture has historically operated a single business of providing commercial search listings. Overture has launched several new initiatives to expand our commercial search offerings. We have decided to accelerate our international market expansion this year. We have also begun to implement several new initiatives to launch Web search products, including algorithmic search and paid inclusion. We are developing complementary new products, such as local search, contextual advertising and Web analytics. At the same time, we are increasing efforts to improve the quality and monetization of search in our core Pay-For-Performance business. We believe these steps will prepare the Company to compete more effectively over the long term.

     These new diversification strategies will require a substantial level of investment and additional skills and capabilities, and will pose significant challenges over the next year. These challenges include building functional and accepted products, execution of multiple initiatives at the same time, and managing resources. We cannot be certain our new offerings will achieve market acceptance. Because of these challenges, there is substantial risk associated with the implementation of these new initiatives. Failure to successfully integrate and implement these new product lines in a timely manner may adversely affect our revenue and results of operations. We may not be able to distribute our products to our current affiliates or renew existing affiliate agreements or, if they are renewed, they may not be on as favorable terms.

Presently, Internet search traffic is concentrated among a limited number of destination sites that attract users to conduct searches on the Internet. These include sites operated by AOL, Microsoft, Yahoo and Google. This concentration of searches may provide these destination sites with the ability to negotiate highly favorable terms under which Overture services search traffic. Additionally, we believe competitive pressure in our core Pay-For-Performance business will continue to create upward pressure on our traffic acquisition costs.

International Expansion

     We launched our commercial search marketplace in the United Kingdom in November 2000, Germany in February 2002, France in September 2002, Japan in December 2002, and South Korea in April 2003. We anticipate launching additional commercial search services in Italy, Spain, Austria, the Netherlands, Switzerland and in Scandinavian markets during 2003. Although we will be able to use our experience in the United States and other markets in conducting this expansion, we expect that our international expansion will require continued investment to build internal infrastructure, as well as grow our advertiser and affiliate bases overseas. We expect to incur losses from our international operations of approximately $25 million to $30 million for the fiscal year 2003.

Acquisitions

     On April 21, 2003, Overture completed its purchase of the Web search unit of Fast Search and Transfer ASA (“Fast”), a Norway based developer of search and real-time filtering technologies, for $70 million in cash, plus a contingent performance-based cash incentive payment of up to $30 million over three years.

     On April 25, 2003, Overture acquired the business of AltaVista, a provider of search services and technology, for $60 million in cash and $46.6 million in stock based on the closing price on such date.

     AltaVista and Fast’s Web search unit both use advanced algorithmic search technology to crawl the Web and return relevant search results in response to users’ queries through syndication networks or through their websites, AltaVista.com and alltheweb.com. We believe these technologies complement our own commercial search technology and will enhance our core Pay-For-Performance search business, as well as allow us to develop new products and services for our advertisers and affiliates.

New Product Development

     We expect that the development of new product lines, including Web search, contextual, local search and analytics will require additional investments for fiscal year 2003. Because these products are new and untested, it is difficult to determine the impact these new products will have on our revenue and results of operations.

RESULTS OF OPERATIONS

     Revenue. We generate revenue, in the amount paid by the advertiser, primarily when a user clicks on an advertiser’s listing. We refer to these clicks as paid introductions. Revenue is recognized when earned based on paid introduction activity to the extent that the advertiser has deposited sufficient funds with us or collection is probable. Revenue also consists of listing service fees, banner advertising and Web analytics, which together constituted less than 1% of our revenue for the three months ended March 31, 2003 and 2002. Web analytics and banner advertisement revenue is recognized when earned under the terms of the contractual arrangement with the advertiser or advertising agency, provided that collection is probable. Listing service revenue is recognized when we have provided all of the services under the terms of the arrangement. We have no barter transactions. Revenue was $224.7 million for the three months ended March 31, 2003 compared to $142.8 million for the three months ended March 31, 2002. The increase was the result of the growth in our key constituents, our affiliates, advertisers and consumers, which drive the number of paid introductions and average price per paid introduction.

     We believe the increase in the worldwide number of paid introductions from 587 million in the three months ended March 31, 2002 to 608 million in the three months ended March 31, 2003 was primarily due to increased search traffic from our affiliates resulting from expanding implementations with existing affiliates and the addition of new affiliates. The average price per paid introduction increased from $0.24 during the three months ended March 31, 2002 to $0.37 during the three months ended March 31, 2003, we believe, as a result of growth of our advertiser base creating increased competition for placement, and as a result of improved account management, new product initiatives rolled out during 2002 and broader acceptance of Pay-For-Performance search. The number of advertisers increased from approximately 60,000 in March 2002 to approximately 88,000 in March 2003.

     It is difficult to forecast the future growth of the average price per paid introduction, as advertisers primarily determine the price paid. We cannot assure you that the average price per click will continue to increase and if it does increase, at what rate, or that it will not decrease from prior levels. Our growth and results depend on our ability to increase the price per paid introduction, the number of advertisers who use our service and the amount our advertisers spend on our service. As we develop and implement new search monetization efforts, growth in new products may provide new revenue, but at a lower price per click. For example, some initiatives designed to increase listings on less popular search terms that carry lower prices may increase the number of paid clicks, but lower the overall reported average price per introduction. In addition, we believe we will experience seasonality, whereby the second and third quarters of the calendar year experience relatively lower traffic than the first and fourth quarters. This seasonal effect is difficult to predict, but we believe what we experience is typical of general internet usage in the United States. Traffic from affiliates varies as we enter into new agreements and existing agreements are renewed or expire. We anticipate these variables will fluctuate, affecting our growth rate and results. The addition of the acquired AltaVista and Fast businesses will increase revenue in 2003. The revenue impact, however, will be lower than that generated by the standalone businesses as some revenue sources we plan to discontinue.

     During the three months ended March 31, 2003, we earned approximately 65% of our total revenue from advertisers who received paid introductions through Overture as supplied by Microsoft (primarily msn.com and MSN Panel on Microsoft’s Internet Explorer) and Yahoo.

     Several new, expanded and renewed affiliate relationships were signed during the three months ended March 31, 2003. These agreements include AOL Europe, Gator, Terra Lycos, MSN Japan and New.net (an Idealab company whose traffic was previously received through Applied Semantics). Subsequent to the three months ended March 31, 2003, we have signed an agreement with MSN Korea.

     Our growth rate depends, in part, on increasing the number of searches and resulting click-throughs performed by users of our service, primarily through our affiliates. If we do not renew our affiliate agreements or replace traffic lost from terminated affiliate agreements with other sources or if our affiliates’ search businesses do not grow or are adversely affected, our revenue and results of operations may be materially and adversely affected.

     Search Serving. Search serving costs consist primarily of costs associated with serving our search results, maintaining our Web site and fees paid to outside service providers that provide and manage our unpaid listings. Costs associated with serving our search results and maintaining our Web site include depreciation of Web site equipment, co-location charges for our Web site equipment, bandwidth, software license fees and salaries of related personnel. Search serving costs were $13.0 million for the three months ended March 31, 2003 compared to $6.0 million for the three months ended March 31, 2002. The increase was primarily due to an increase in the number of personnel required to support our services and increased hardware and software costs as a result of increased traffic, the acquisition of Keylime and our international expansion efforts. We anticipate search serving costs to continue to increase as our traffic and number of advertisers increase and we expand our product offerings.

     Traffic Acquisition. Traffic acquisition costs relate to payments made to our affiliates that have integrated our search service into their sites or that direct consumer and business traffic to our Web site. There are generally three economic structures of the affiliate agreements: 1) fixed payments, based on a guaranteed minimum amount of traffic delivered, which often carry reciprocal performance guarantees from the affiliates, 2) variable payments based on a percentage of our revenue or based on a certain metric, such as number of searches or click-throughs, or 3) a combination of the above. Traffic acquisition costs were $144.0 million (approximately 64% of revenue) for the three months ended March 31, 2003 compared to $77.0 million (approximately 54% of revenue) for the three months ended March 31, 2002. The increase in total traffic acquisition costs was primarily due to the increase in revenue as previously discussed. The percentage increase in the three months ended March 31, 2003 compared to the three months ended March 31, 2002 was primarily due to a higher mix of traffic from more prominent search destination sites, which typically receive a higher than average share of revenue. We may experience an increase in traffic acquisition costs due to increased competition and the ability our large affiliates have as a result of their sizable market share of search traffic to negotiate highly favorable terms. We may be obligated to make guaranteed payments to affiliates, in the future, as described below in “Liquidity and Capital Resources” which are subject to adjustment based on the performance of the affiliate or Overture relative to certain metrics. If we do not meet our target metrics, then we may be required to make guaranteed payments and traffic acquisition costs as a percentage of revenue may increase.

     The following represents our top 10 continuing affiliates based on revenue (which was approximately 83% of total revenue) that we earned for the three months ended March 31, 2003 from our advertisers, who received paid introductions through Overture as supplied by these affiliates. We have more than one agreement with some affiliates. The table below groups such agreements together and displays them in order of expiration date of the largest agreement. The table excludes affiliates whose agreements have terminated and AltaVista, whose business has been acquired by Overture.

Affiliate	Expiration Date

AOL:
Netscape Premier Provider	June 2003
AOL Europe	March 2005
CNN	January 2006
Comet Systems	July 2003
Terra Lycos	May 2006
Microsoft:
MSN Panel on Microsoft’s Internet Explorer	December 2003
msn.com	December 2004
CNET	May 2004
New.net	December 2004
Wanadoo (Freeserve)	January 2005
Yahoo	April 2005
InfoSpace:	March 2006
(Excite, Dogpile and Webcrawler)
Gator	March 2006

     In addition to the above continuing affiliate agreements, from time to time, we engage in tests with potential affiliates for trial periods to provide paid introductions. Revenue from advertisers who receive paid introductions through Overture, as supplied during these trial periods, can be significant.

     The amount of traffic from each of our affiliates has varied, and we expect it will continue to vary, from quarter to quarter and year to year, sometimes significantly. Moreover, while we seek to align economic incentives, most of our affiliate agreements contain limitations and provide varying levels of discretion to the affiliate in the implementation of our service including the degree to which affiliates can integrate our services with their own services. In addition, we have been and are likely to be dependent on searches from a limited number of affiliates. Our constituents, including our affiliates, advertisers and consumers, may be averse to the implementations we enter into with other affiliates or these affiliates’ distribution or presentation of our services. Our agreements with our affiliates vary in duration, and depending on the agreement, may be terminable upon the occurrence of certain events, including our failure to meet certain service levels, material breaches of agreement terms, changes in control, or in some instances, at will. Our two largest affiliates, Microsoft and Yahoo may, in certain circumstances, terminate their agreements with us upon our change of control. If any of the foregoing termination events occur, the related agreement could terminate earlier than the expiration date, and/or we may incur additional obligations. We may not be successful in renewing any of these agreements, or if they are renewed, they may not be on as favorable terms. If we are unable to replace traffic from any of our large affiliates or if our relationship with any of our larger affiliates deteriorates, it could seriously harm our business, financial condition and results of operations. Moreover, we may not be able to adjust our cost structure quickly enough should we lose one of our two largest affiliates. We may not be successful in entering into agreements with new affiliates on commercially acceptable terms. In addition, several of these affiliates may be considered potential competitors.

     Marketing, Sales and Service. Marketing, sales and service expenses consist primarily of payroll and related expenses for personnel engaged in marketing, customer service and sales functions; advertising and promotional expenditures; and cost of systems used to manage and serve advertisers. Marketing, sales and services expenses totaled $17.8 million for the three months ended March 31, 2003 compared to $11.4 million for the three months ended March 31, 2002. The increase was primarily the result of increased payroll for customer service and sales functions, increased costs associated with advertiser development, and international expansion. We anticipate these costs to increase in the future as we continue to expand internationally, and begin to offer our new services.

     General and Administrative. General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel, credit card processing fees, facilities, professional services, insurance and other general corporate expenses. General and administrative expenses were $24.1 million for the three months ended March 31, 2003 compared to $16.3 million for the three months ended March 31, 2002. The increase was primarily the result of increased headcount, increased credit card processing fees due to increased revenue, increased professional fees including costs of litigation, higher insurance costs, and international expansion. We expect general and administrative expenses to increase throughout 2003 due to continuing international expansion and costs to support a multi-product organization, as well as integration of our acquisitions. We believe we will also continue to incur additional credit card processing fees as revenue increases, and we expect an increase in legal and insurance costs.

     Product Development. Product development expenses consist primarily of payroll and related expenses for personnel responsible for the development of features and functionality for our service, as well as for costs incurred in the preliminary project and post-implementation stage of computer software developed for internal use. Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1) requires that costs incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. We capitalized internally developed software costs of $0.7 million and $0.3 million for the three months ended March 31, 2003 and 2002, respectively. Product development expenses were $7.8 million for the three months ended March 31, 2003 compared to $4.4 million for the three months ended March 31, 2002. The increase was primarily the result of our international expansion and investment in new offerings and search monetization initiatives. We expect product development costs will continue to enhance our existing service and increase as we continue to develop new products.

     Reduction in Loss on Litigation Ruling. As of December 31, 2002, we recorded an accrual of $8.7 million relating to an unfavorable interim award in a dispute with a former affiliate, InternetFuel. In the three months ended March 31, 2003, the final award of $4.8 million was issued resulting in a reduction of $3.9 million.

     Interest Income, Net. Interest income, net consists primarily of earnings on our cash, cash equivalents and short-term and long-term investments, net of interest expense attributable to leased equipment. Interest income, net was $0.9 million for the three months ended March 31, 2003 and $1.2 million for the three months ended March 31, 2002. The decrease was primarily a result of a decline in interest rates.

     Provision For Income Taxes. Overture recorded income tax expense of $11.0 million for the three months ended March 31, 2003 and zero income tax expense for the three months ended March 31, 2002. The Company’s increase in income tax expense for the three months ended March 31, 2003 is primarily due to the impact of differences in foreign tax rates versus the US statutory rate. There was no income tax expense recorded for the three months ended March 31, 2002 due to the reversal of a previously established valuation allowance against the Company’s deferred tax assets, including Net operating losses.

     The possibility exists that federal, state, local, or international jurisdictions may impose, or pass new legislation to impose, various taxes on our business, our partners or our affiliates. The effect of these new taxes may make doing business over the Internet less attractive. We cannot predict the impact of these potential tax changes on our business.

     Overture acquired the Web search unit of Fast Search and Transfer on April 21, 2003 and the business of AltaVista on April 25, 2003. The anticipated financial impact of these acquisitions throughout the remainder of 2003 has not been considered in the tax provision for the period ended March 31, 2003. However, these acquisitions may increase the effective tax rate for the period ended June 30, 2003, and for the remainder of 2003.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities totaled $8.3 million and $54.2 million for the three months ended March 31, 2003 and 2002, respectively. The change was due primarily to a decrease in operating income and increased prepaid traffic acquisition costs, accounts payable and accrued expenses during the three months ended March 31, 2003. Net cash provided by investing activities totaled $21.1 million for the three months ended March 31, 2003 and net cash used in investing activities totaled $36.8 million for the three months ended March 31, 2002. The change resulted primarily from the sale of short-term and long-term investments, partially offset by the acquisition of Keylime Software, Inc. Our capital expenditures for the three months ended March 31, 2003 were $13.9 million.

     Net cash used in financing activities totaled $0.4 million for the three months ended March 31, 2003 and net cash provided by financing activities totaled $9.3 million for the three months ended March 31, 2002. The change resulted from the decrease in the proceeds received from the exercise of stock options and a payment of debt that was acquired in the acquisition of Keylime.

     Our principal sources of liquidity consisted of cash, cash equivalents, short-term investments and long-term investments of $236.6 million as of March 31, 2003 and $250.7 million as of December 31, 2002. We believe that our cash and liquid investment reserves are sufficient to sustain operations at least through the next 12 months. As of March 31, 2003, we were obligated to make guaranteed payments totaling $151.5 million, $201.8 million, $25.0 million and $0.4 million for the remainder of 2003, 2004, 2005 and 2006, respectively, under contracts to provide search services to our affiliates. We lease 116,000 square feet of office space for our corporate office in Pasadena, California under operating lease agreements expiring in October 2004 with an option to extend the lease for 5 years. We also lease office space in San Mateo, Palo Alto and Carlsbad, California and New York in the United States, Ireland, United Kingdom, Germany, France, Japan, Norway, Italy and South Korea. As of March 31, 2003, we were obligated to make total remaining office lease payments of $19.3 million. Additional uses of cash in 2003 include payments for the acquisitions of AltaVista of $60.0 million and Fast’s Web search unit of $70.0 million as well as capital expenditures of $60 million to $70 million .

ACCOUNTING POLICIES SUBJECT TO ESTIMATION AND JUDGMENT

     The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to income tax, marketing-related agreements with our affiliates and loss contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Note 1 of the Notes of the Consolidated Financial Statements of our 2002 Form 10-K describes our significant accounting policies. We believe the following accounting policies are subject to more significant judgments and estimates used in the preparation of our consolidated financial statements.

Income Tax

     Overture has foreign NOL carryforwards available to reduce future foreign income taxes. These NOLs constitute a deferred tax asset. Currently, we believe that it is more likely than not that our foreign NOLs will be realized. Therefore, we have determined that no valuation allowance should be recorded at March 31, 2003 to reduce the deferred tax asset associated with these NOLs. If our international operations do not perform as expected, we could be required to re-evaluate this position in future periods.

Marketing-Related Agreements with our Affiliates

     Overture has arrangements with two affiliates to obtain additional marketing-related services from these affiliates. Overture believes that the pricing of the marketing-related services was determined at arms-length and represents the fair value of the services received by Overture and therefore, the costs are appropriately recorded as marketing costs in the line item, “Marketing, Sales and Service” in the Statements of Operations. If it was determined that the fair value of these marketing-related services was less than the amounts paid by Overture and these costs were more closely related to traffic provided by affiliates, these costs would be considered an expense paid to affiliates and therefore recorded on the line item, “Traffic Acquisition” in the Statements of Operations. If 100% of these marketing expenses were deemed traffic acquisition costs, traffic acquisition costs as a percentage of revenue would have increased by less than 1% for the three months ended March 31, 2003.

Loss Contingencies

     We are a defendant in several litigation matters. Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” requires an estimated loss to be accrued when a loss is both probable and can be reasonably estimated. We determine the probability of loss and the estimation of the amount of loss through an analysis of potential results, considering a combination of litigation and settlement strategies in consultation with outside counsel.

RISKS THAT COULD AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IN ORDER FOR OUR PAY-FOR-PERFORMANCE BUSINESS TO BE SUCCESSSFUL, WE MUST CONTINUE TO MAINTAIN AND GROW OUR ADVERTISER, CONSUMER AND BUSINESS, AND AFFILIATE CONSTITUENCIES

     Our growth depends, in part, on the maintenance of a critical mass of advertisers, consumers, affiliates and traffic generated by our sites. Such a critical mass encourages increased participation in our Pay-For-Performance search marketplace and our destination sites. To the extent that we experience a decline in the growth or number of any one or all constituents, the value of our service to one or more of our other constituencies could be harmed, and our revenues or business could be adversely affected. A continued decline would seriously harm our revenues and business.

     Our ability to increase the volume of transactions on our service and the amounts bid by our advertisers is dependent upon building and maintaining a substantial base of advertisers and consumers. Many potential advertisers have only limited experience advertising on the Internet and have not devoted a significant portion of their advertising expenditures to Internet advertising. Periodically, we introduce new initiatives, service programs or rules that affect the bidding process, search term selection rules, editorial policies and search methodology or other components of our services. Advertisers may dislike the effect of these new initiatives, programs or changes which may cause advertisers to cease advertising with us, or reduce their level of spending. Advertisers may dislike new traffic sources Overture adds and cease advertising with us or reduce their level of spending. Advertiser attrition or reduction in advertiser spending could have a material adverse effect on our business. Our affiliates may have specific rules that prohibit some advertisers from participating in our services, which may affect our ability to maintain and grow our advertiser base. In addition, our services may not achieve significant acceptance by consumers. Among other things, because our Pay-For-Performance services prioritize search results based on advertising bids associated with keywords rather than other search and retrieval approaches, consumers may not use this service because they perceive our results to be less objective or not as relevant as those provided by other search methods. Failure to achieve and maintain a large and active base of advertisers and consumers could have a material adverse effect on our business, operating results and financial condition.

     We believe that our success in penetrating our target markets depends in part on our ability to further develop and maintain relationships with affiliates, which provide their users with our services on their sites or direct their traffic to our Web site. We believe these relationships are important to facilitate broad market acceptance of our services and enhance our sales. Our ability to attract users to our services is dependent upon the growth of our affiliate network. Our success depends in part on the success of, and our relationships with, our affiliates. As part of our ongoing relationship with our affiliates, we may introduce new services, new implementation and/or new variations of our services our affiliates may not want. In addition, our affiliates may not regard us as significant for their own businesses or they may regard us as competitors to their businesses. Therefore, they could reduce their commitment to us or terminate their respective relationships with us, pursue other partnerships or relationships, or attempt to develop or acquire products or services that compete with our services. Our success also depends in part on the success of our affiliates and, in particular, their ability to generate search traffic. New third party software developments and competition from companies with whom we do not have a relationship may lead to deterioration of searches supplied to us by our affiliates. If we are unable to successfully develop and maintain relationships with affiliates and/or our affiliates’ search business deteriorates, our business, operating results and financial condition will be materially and adversely affected.

     Since we rely on a limited number of affiliates for our paid introductions, consolidation among affiliates or potential affiliates, or an acquisition of one or more affiliates by competitors could harm our operating results, cause us to lose our relationships with those affiliates, and reduce our competitive position. For example, if a third party acquires one of our affiliates, we may lose our relationship with our affiliate in favor of a competitor. In some cases, these third parties have exclusive relationships with our competitors that would prohibit our affiliate from continuing a relationship with us after they are acquired. If one of our existing affiliates combined with another one of our affiliates, it would likely increase the negotiating power of these affiliates relative to us and, as a result, our financial results may suffer. We believe that consolidation among Internet sites will continue in the future, particularly as smaller firms have difficulty raising capital in a poor economic environment. This consolidation, particularly among search sites, coupled with the recent increase in competition, may place pressure our margins, which would harm our business.

WE MAY NOT BE SUCCESSFUL IN INTRODUCING NEW SERVICES

     In connection with the recent acquisitions of the businesses of AltaVista and Fast’s Web search unit, we have begun offering algorithmic and paid inclusion search services, both on a stand-alone basis and together with our Pay-For-Performance search service. Although complementary to our existing Pay-For-Performance business, these search services require different technological and marketing capabilities, and present different risks, from our existing business. We have limited experience in operating and marketing algorithmic and paid inclusion search service businesses. Our success in these new businesses depends in part on our relationships with existing users of such algorithmic and paid inclusion search services and on the quality of such search service, as well as our ability to successfully offer such services to members of our affiliate network. If our affiliates or end-users of these search services do not find our search results to be of high quality or do not wish to use such services, our revenues or business could be adversely affected. We may not be successful in maintaining the users of our search site. If there is a continuing decline in our users, it may adversely affect our business. In addition, the quality of our algorithmic search service could impact demand for our Pay-For-Performance search services to the extent that our affiliates choose to do business with only a single search provider. In addition, in order to obtain and maintain demand for our new algorithmic and paid inclusion search services, we must continually invest in improving search relevance, speed and other aspects of our technology. If we do not continually improve our overall search service, our business could be harmed. Because some of these new products are unproven and rely on new technologies, our forward-looking projections have a higher degree of uncertainty.

     We also plan to launch several new services including local search, contextual advertising and Web analytics in 2003. These initiatives are new and untested. There may not be a demand for such services by any or all of our constituents. If such services do not achieve market acceptance, our business could be harmed.

WE DEPEND ON A LIMITED NUMBER OF SOURCES TO DIRECT CONSUMERS AND BUSINESSES TO OUR SERVICE TO CONDUCT SEARCHES

     The consumers and businesses who conduct searches on our service come primarily from a limited number of sources. Our sources for users conducting searches are members of our affiliate network, including portals, browsers, and other affiliates and our Web sites. Revenue is generated from paid introductions on advertisers’ listings and, generally, the more traffic from any given source, the greater number of paid introductions we will generate.

     During the three months ended March 31, 2003, we earned approximately 65% of our total revenue from advertisers who received our paid introductions as supplied by Microsoft (primarily msn.com and MSN Panel on Microsoft’s Internet Explorer) and Yahoo. Unfavorable changes in our relationship with these affiliates (including, but not limited to, a change in implementation or placement permitted under our agreements with this affiliates) or loss of either relationship would materially and adversely affect our revenue and results of operations.

     The amount of traffic from each of our affiliates has varied, and we expect it will continue to vary, from quarter to quarter, sometimes significantly. Moreover, while we seek to align economic incentives, most of our affiliate agreements contain limitations and provide varying levels of discretion to the affiliate in the implementation and placement of our service. In addition, we have been, and are likely to be, dependent on searches from a limited number of affiliates. Our constituents, including our affiliates, advertisers and consumers may be averse to the implementations we enter into with other affiliates or these affiliates’ distribution or presentation of our services. Our agreements with our affiliates vary in duration, and depending on the agreement, may be terminable upon the occurrence of certain events, including for our failure to meet certain service levels, for material breaches of agreement terms, for changes in control or in some instances, at will. Our two largest affiliates, Microsoft and Yahoo may, in certain circumstances, terminate their agreements with us upon a change of control in our ownership. If any of the foregoing termination events occur, the related agreement could terminate earlier than the expiration date, and/or we may incur additional obligations. We may not be successful in renewing any of our affiliate agreements, or if they are renewed, they may not be on as favorable terms. If we are unable to replace traffic from any of our large affiliates, or if our relationship with any of our larger affiliates deteriorates, it could seriously harm our business, financial condition and results of operations. We depend on our affiliates for searches and the loss of any of these affiliates could harm our business, ability to generate revenue and operating results. In addition, we may not be successful in entering into agreements with new affiliates on commercially acceptable terms. As a result of the acquisition of AltaVista and Fast’s Web search unit, we now operate several destination search sites. If we cannot maintain the traffic at these sites, our business could be harmed.

OUR INDUSTRY IS HIGHLY COMPETITIVE, AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY

     We face competition in three principal areas: (i) distribution of our services; (ii) demand for our services on our affiliates’ Web sites; and (iii) usage of our services by advertisers.

     We compete with companies that provide pay-per-click advertising services that are similar to ours. These companies include Espotting Media, Inc., FindWhat, Google, Inc., PRIMEDIA (About.com) and Terra Lycos. In addition, we cannot assure you that another search service will not successfully offer a competitive pay-per-click advertising service. We believe it is likely that there will be additional entrants to the pay-per-click search market, including affiliates who are members of the Overture network. These new competitors will likely compete against us for affiliate arrangements and could cause us to enter into affiliate agreements with less favorable terms or lose current affiliates or not acquire new affiliates, which could reduce our number of click-throughs, increase the amount of revenue shared with affiliates, and reduce total revenues and thereby have a material adverse effect on our business, operating results and financial condition.

     We also compete with providers of other search related services including, among others, Espotting Media, Inc., Google, Inc., Inktomi, recently acquired by Yahoo, MSN, Yahoo, AOL, Ask Jeeves, Infospace and LookSmart, Ltd.

     Both Overture and our affiliates face competition for consumer traffic within the search marketplace, which affects the number of paid click-throughs on our service and the price we share with our affiliates for those click-throughs. If the consumers of these affiliates prefer the services offered by the affiliates’ competitors with whom we do not have a relationship, the businesses of our affiliates may suffer, which may in turn have a material adverse effect on our business, operating results and financial condition. In addition, many of our affiliates compete with one another, and this may make it difficult for us to develop some affiliate relationships.

     We also compete with other providers of pay-per-click search services, other search service, internet search providers, other Web sites and advertising networks such as DoubleClick, Inc. and 24/7 Media, Inc., as well as traditional offline media such as television, radio and print and direct marketing companies, for a share of advertisers’ total advertising budgets. Accordingly, we may face increased pricing pressure for the sale of advertisements and direct marketing opportunities, as well as a decrease in demand for Overture services, which could have a material adverse effect on our business, operating results and financial condition.

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

OUR ACQUISITIONS OF ALTAVISTA, FAST’S WEB SEARCH UNIT, KEYLIME SOFTWARE AND OTHER POTENTIAL ACQUISITIONS COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE AND ADVERSELY AFFECT OUR OPERATING RESULTS

     We recently completed the acquisition of the business of AltaVista, Fast’s Web search unit and Keylime Software. In addition, we may make investments in or acquire other complementary products, services, technologies and businesses. These acquisitions and investments could disrupt our ongoing business, distract our management and employees and increase our expenses. Acquisitions may expose us to additional contingent liabilities. We could face difficulties in assimilating the personnel and operations of the companies we have recently acquired and those of any future acquisition. In addition, the key personnel of the acquired companies may decide not to work for us. Acquisitions of additional services or technologies also involve risks of incompatibility and the need for integration into our existing services and marketing, sales and support efforts. Previous acquisitions have not been successful. In addition, the acquisitions have added approximately 275 employees in several countries. Even assuming successful integration, we expect that the acquisitions will not be accretive to our earnings until mid-2004. We cannot assure you that we will be able to effectively integrate and operate the businesses of AltaVista and Fast’s Web Search unit.

     If we finance future acquisitions by issuing equity securities, this would dilute our existing stockholders. Any amortization of intangible assets, or other charges resulting from the costs of these acquisitions could have a material adverse effect on our business, operating results and financial condition. In addition, we may pay more for an acquisition than the acquired products, services, technology or business is ultimately worth.

WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE THE TECHNOLOGY AND SALES FORCES OF KEYLIME,

ALTAVISTA AND FAST’S WEB SEARCH UNIT

     In order to fully recognize the benefits of the acquisitions of Keylime, AltaVista and Fast’s Web search unit, we must integrate their technology into our existing technology and integrate our sales forces. We cannot assure you that we will successfully integrate these technologies and sales forces or that the integration will take place within the planned timeframe and budget. The research and development organizations are located in different locations, which we expect will make integration more difficult. The integration of technology and sales forces may distract our management and research and development teams from the day-to-day operations of the Company and may cause disruption in our relationships with affiliates. If we fail to effectively integrate the technology or are not able to cross sell our products, we will not receive the expected benefits of the acquisitions and it could adversely affect our business and financial condition.

EXPANSION OF OUR BUSINESS MODEL WILL REQUIRE SIGNIFICANT INVESTMENT AND WE CANNOT ASSURE YOU THAT THESE INVESTMENTS WILL BE PROFITABLE

     Our current strategy involves significant investment, including investment in our existing Pay-For-Performance business through the introductions of new technologies aimed at improving advertiser acquisition and advertiser results, expansion into additional international territories, expansion of our distribution network of affiliates, both in the United States and internationally, and introduction of new search products. This expansion will require us to enter into new markets, continue research and development efforts, hire new personnel and successfully attract new affiliates and advertisers. We cannot assure you that the investments we make in these new strategies will successfully increase our revenues and profits. In addition, the pursuit of multiple initiatives may strain our management and make each of the individual initiatives more risky. If improvements to our existing services and expansion into new businesses are not successful, we believe our business will suffer.

OUR QUARTERLY FINANCIAL RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS BECAUSE OF MANY FACTORS

     We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. Our operating results have varied widely in the past, and we expect that they will continue to vary widely from quarter to quarter due to variability in a number of factors, including:

•	demand for our services by advertisers, consumers and businesses, including the number of searches performed by consumers and the rate at which they click-through to paid search results;

•	prices paid by advertisers using our services which, aside from minimum prices are not determined by Overture;

•	decrease in traffic from our affiliates for any reason and over which we may have limited or no control, including loss of our agreements with affiliates or reduction in demand for the services of affiliates or implementation and placement of our services by our affiliates;

•	our costs of attracting consumers and businesses to use our services, including traffic acquisition costs;

•	costs related to agreements with affiliates;

•	ability to protect our business model from competitors;

•	the percentage of our search listings that are bidded listings;

•	our ability to maintain and grow our affiliate program including amendments, extensions or new affiliate agreements;

•	changes in the mix of commercial and non-commercial search queries on the Internet;

•	seasonal fluctuations in the use of our service, typical of our industry, in which online traffic has typically been lower in the second and third quarters of the calendar year;

•	foreign exchange fluctuations;

•	the amount and timing of operating costs and capital expenditures relating to expansion of our operations;

•	costs and delays in introducing any new services and improvements to existing services;

•	our ability to successfully introduce new products or services;

•	changes in the growth rate of Internet usage and acceptance by users of e-commerce;

•	technical difficulties, system failures, system security breaches, or Internet downtime, some of which may allow affiliates to terminate their agreements with us;

•	laws, government regulations and judicial determinations related to the Internet;

•	our ability to upgrade and develop our information technology systems and infrastructure;

•	our ability to successfully identify and integrate acquisitions;

•	costs related to any acquisitions or dispositions of technologies or businesses;

•	general economic and geopolitical conditions, as well as those specific to the Internet and related industries;

•	ability to expand and compete internationally; and

•	the timing, acceptance and impact of the release of new monetization of search efforts.

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

     Since our initial public offering in June 1999, the per share trading price of our common stock has ranged from an intra-day high of $114.50 on November 15, 1999 to an intra-day low of $4.81 on December 21, 2000. Our stock price may change due to a variety of factors, including those described above in the risk factor entitled “Our Quarterly Financial Results Are Subject To Significant Fluctuations Because Of Many Factors.” In addition, short-term changes in our stock price may have little relationship to our financial results. In the past, we have experienced significant declines in our stock price following announcements of changes in affiliate relationships, even when the particular affiliate relationship did not provide significant paid introductions or result in a significant amount of revenue from advertisers who received paid introductions through Overture as supplied by such affiliates. If our stock price is low, it may limit our ability to raise capital or pursue strategic opportunities, such as acquisitions. In addition, it may reduce the incentive value of our stock options and harm employee morale.

OUR LIMITED OPERATING HISTORY MAKES PLANNING FOR FUTURE OPERATIONS MORE DIFFICULT

     As a result of our limited operating history, it is difficult to accurately forecast our revenue, and we have limited historical financial data upon which to base planned operating expenses. We plan to increase our operating expenses to expand internationally, expand our marketing and sales operations, broaden our service, search montetization efforts and customer support capabilities, as well as diversify our offerings. We base our current and future expense levels on our operating plans and estimates of future revenue. Other than a portion of our affiliate costs, our expenses are relatively fixed. Revenue and operating results are difficult to forecast because they generally depend upon the volume of the searches conducted on our service, the terms users search on, the amounts bid by advertisers for search listings on the service and the number of advertisers that bid on the service, each of which we cannot control directly. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall or for the loss of a significant revenue source. In addition, we have only recently begun to expand internationally and create new and untested products, which makes forecasting revenue, expenses and operating results even more difficult. We also may be unable to increase our spending and expand our operations in a timely manner to adequately meet user demand, to the extent such demand exceeds our expectations.

WE HAVE EXPERIENCED SIGNIFICANT GROWTH IN OUR BUSINESS AND ANY FAILURE TO MANAGE THIS GROWTH COULD DAMAGE OUR BUSINESS

     Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires effective planning and management process. We have increased, and plan to continue to increase, the scope of our operations and services. These expansion efforts could be expensive and put a strain on management and, if we do not manage growth properly, it could adversely affect our business. We will need to expand our infrastructure, which will include hiring certain key employees and continuing to increase our headcount, as well as expanding our facilities. Hiring key employees, in particular, has historically been difficult, and we cannot assure you that we will be able to successfully attract and retain a sufficient number of qualified personnel. Our acquisitions of AltaVista’s business and Fast’s Web search unit will require us to effectively integrate and expand our infrastructure.

     In periods of significant growth, the hardware and software used to operate our services may become obsolete faster than originally anticipated, and we may be required to replace this hardware or software. As a result, we may incur additional expenses to acquire new systems and may incur unplanned charges for impairment or write-offs of obsolete assets. In addition, as our service grows and new features and services are added to our existing software platforms, we may be required to conduct a more significant redesign of our software architecture. Such a redesign could be costly and any significant software redesign presents additional risks of errors or systems failures.

WE FACE NEW AND ADDITIONAL RISKS IN INTERNATIONAL MARKETS AND WE MAY BE UNABLE TO SUCCESSFULLY EXECUTE OUR BUSINESS MODEL IN INTERNATIONAL MARKETS

     One component of our strategy is to expand our operations into selected international markets. For example, we launched our search service for the United Kingdom in November 2000, our German search service in February 2002, our search service for France in September 2002, our search service for Japan in December 2002 and our search service in South Korea in April 2003. We have plans to launch in several additional international locations. To date, we have only operated internationally in a few countries, and we may be unable to execute our business model in these markets or new markets. Further, foreign providers of competing online services may have a substantial advantage over us in attracting consumers and businesses in their country due to earlier established businesses in that country, greater knowledge with respect to the cultural differences of consumers and businesses residing in that country and/or their focus on a single market. We expect to continue to experience higher costs as a percentage of revenues in connection with the development and maintenance of international online services. International markets we have selected may not develop at a rate that supports our level of investment; therefore, we expect to continue to incur losses in the near term. In particular, international markets typically have been slower than domestic markets in adopting the Internet as an advertising and commerce medium.

     In pursuing our international expansion strategy, we face several additional risks, including:

•	lower per capita Internet usage or lower advertiser spending in many countries abroad, due to a variety of causes such as lower disposable incomes, lack of telecommunications and computer infrastructure and questions regarding adequate online security for e-commerce transactions;

•	relatively small Internet markets in some countries, which may prevent us from aggregating sufficient traffic and advertising revenues and scaling our business model in those countries;

•	lower usage of the Internet for e-commerce transactions, thus limiting the number of advertisers that use our service;

•	entering into affiliate agreements with guaranteed minimum payments that may exceed our revenues;

•	our potential inability to aggregate a large amount of Internet traffic and find and develop relationships with international advertisers, consumers and businesses, and affiliates;

•	competition in international markets from a broad range of competitors including, but not limited to, Espotting, Google, LookSmart and other United States and foreign search engines, content aggregators and portals, some of which have greater local experience or may launch or have launched in markets earlier than we do;

•	click-through rates and price per paid introduction in international markets may not be sufficient to recoup our costs;

•	difficulties in recruiting qualified and knowledgeable staff and in building locally relevant products and services, which could prevent us from aggregating a large advertiser base;

•	foreign laws and regulations, which may vary country by country, that may impact how we conduct our business and provide search results;

•	higher costs of doing business in foreign countries, including different employment laws;

•	trade barriers and unexpected changes and differences in regulatory, tax and legal requirements applicable to Internet services;

•	potential adverse foreign tax consequences if taxing authorities in various jurisdictions worldwide disagree with our determinations as to the income and expenses attributable to specific jurisdictions, which could result in Overture’s paying additional taxes, interest and penalties;

•	technological differences that vary by marketplace, which we may not be able to support;

•	longer payment cycles and foreign currency fluctuations; and

•	economic downturns.

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

WE CANNOT ASSURE YOU WE WILL NOT INCUR NET LOSSES IN ANY PARTICULAR FUTURE PERIOD

     Prior to the three months ended September 30, 2001, we had a history of losses and we cannot assure you we will not incur net losses again in any particular future period. Although we had net income of $11.1 million for the three months ended March 31, 2003 and net income of $73.1 million and $20.2 million for the years ended December 31, 2002 and 2001, respectively, we had net losses of $458.6 million for the year ended December 31, 2000. Because our expense levels are relatively fixed in the short term and include guaranteed payments to some of our affiliates, if our revenues do not keep pace with our expense levels, we may not sustain or increase profitability in any particular quarter or we may incur losses again. We expect to continue to increase our marketing, sales and service, general and administrative, research and development and technology related expenses and we cannot be certain that revenue will continue to grow. If our revenue growth does not continue, we may experience a loss in one or more future periods and it may as a result cause our stock price to decline. This may, in turn, impact our ability to implement our business strategy.

WE FACE RISKS OF CLAIMS FOR OUR SERVICES, INCLUDING TRADEMARK INFRINGEMENT AND SIMILAR CLAIMS FROM THIRD-PARTIES

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

     For example, we are in litigation with companies JR Cigar, Mark Nutritionals, PlasmaNet and Pets Warehouse that have alleged that allowing advertisers to bid on certain search terms constitutes trademark infringement.

     The plaintiffs in these cases allege that they have trademark rights in certain search terms and that we violate these rights by allowing competitors of the plaintiffs to bid on these search terms. While the amount of damages that are claimed and that, in the worst case, could be awarded in one or more of these lawsuits might have a material effect on our results of operations, cash flow or financial position, we believe that we have meritorious defenses to liability and damages in each of these lawsuits and we are contesting them vigorously. If we were to incur one or more unfavorable judgments that in themselves are not material, or if there was a development in the law in a similar case to which we are not a party that was negative to our position, we might decide to change the general manner in which we accept bids on certain search terms, and this change might have a material adverse effect upon our results of operations, cash flows or financial position. Moreover, there can be no assurance that courts will agree with our position in these cases.

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

     There can be no assurance that our services do not infringe on the intellectual property rights of third parties. A successful claim of infringement against us and our failure or inability to license the infringed or similar technology could have a material adverse effect on our business, operating results and financial condition.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES MAY DAMAGE OUR BUSINESS

     The laws and regulations applicable to the Internet, our services and the territorial markets in which we operate are evolving. The application to our business is unclear and, depending on how these laws and regulations are changed or applied, could damage our business. There are currently relatively few laws or regulations directly applicable to Internet access, commerce or Internet search. Due to the increasing popularity and use of the Internet, state and federal agencies and foreign governments are currently proposing, and may in the future propose or adopt, additional laws and regulations regarding the Internet or the conduct of business on the Internet. The laws and regulations may cover issues such as user privacy, defamation, database protection, user protection, pricing, taxation, content regulation (including, for example, obscenity and gambling), quality of products and services, and intellectual property ownership and infringement. In addition, we might be required to comply with existing laws regulating or requiring licenses for certain businesses of our advertisers including, for example, distribution of pharmaceuticals, alcohol, tobacco or firearms, as well as insurance and securities brokerage and legal services. These laws and regulations could expose us to substantial compliance costs and liability, as well as dampen the growth in use of the Internet, decrease the acceptance of the Internet as a communications and commercial medium, or require us to incur significant expenses to comply with any new regulations. In response to these laws and regulations, whether proposed or enacted, as well as public opinion, we may also elect to limit the types of advertisers or advertisements included in its search service, which could in turn decrease the desirability of our service and reduce its revenues.

     The Federal Trade Commission (FTC), in response to a petition from a private organization, has been reviewing the way in which the search engine industry discloses paid placement or paid inclusion practices to the user. In 2002, the FTC staff issued guidance on the matter in the form of letters to the petitioner and to members of the industry, including Overture and AltaVista Company. The letters stated the staff’s position on what disclosures are necessary to avoid misleading users about the effect payments to the search engine may have on the inclusion or ranking of listings in the search results. This guidance may differ from the existing practices of some in the industry, including our practices and those of some of our affiliates. The FTC has not yet taken any enforcement action against us or any of our affiliates. If the FTC were to take enforcement action that resulted in changes in the labeling or other disclosure of our Pay-For-Performance listings, it may reduce the desirability of our services and our business and the business of some of our affiliates could be harmed. In addition, Overture and some of our affiliates have adjusted the nature of the disclosures on a voluntary basis, or are likely to do so in the future, and such disclosures may reduce the desirability of our services, which could adversely affect our business.

INCREASED SECURITY RISKS OF ONLINE COMMERCE MAY DETER FUTURE USE OF OUR SERVICES

     Concerns over the security of transactions conducted on the Internet and the privacy of users may also inhibit the growth of the Internet and other online services generally, and online commerce in particular. Our failure to prevent security breaches could significantly harm our business and results of operations. Anyone who is able to circumvent our security measures could misappropriate proprietary information, including advertiser credit card data, cause interruptions in our operations, or damage our brand and reputation. We do not believe that our data repositories, financial systems and other technology resources are completely secure from security breaches or sabotage, and we occasionally experience attempts at “hacking” or security breaches. We may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches. Any well-publicized compromise of our security or the security of any other Internet provider or a change in industry standards, regulations or laws or an adverse judicial determination could result in liability or could deter people from using our services or the Internet to conduct transactions that involve transmitting confidential information or downloading sensitive materials, which would adversely affect the business of our advertisers and our business.

     In offering our current products and services, we collect information from our advertisers, our users, and our advertisers’ users. Although users are not required to provide personally identifiable information to initiate a search or view search results, we do collect personally identifiable information from our advertisers as part of servicing their account and from users when they initiate contact with us. We may also have access to personally identifiable information of our advertisers’ users, although we do not at this time retain or store this personally identifiable information. Additionally, we may change the way we collect, store or use information we collect from and about third parties as we introduce new products and services. Any well-publicized misuse of third party information we collect or collected by any other Internet provider or a change in industry standards, regulation or laws or an adverse judicial determination could result in liability or deter people from using our services or the Internet to conduct transactions that involve transmitting confidential information or downloading sensitive materials, or could cause us to change the way we conduct our business, which would adversely affect the business of our advertisers and, accordingly, our business.

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

     Some of our advertisers have limited operating histories, are operating at a loss, have limited cash reserves or have limited access to capital. If an advertiser experiences financial difficulties, the advertiser may stop advertising suddenly or may lack the ability to pay amounts owed. In addition, in some instances, we extend credit to advertisers who may default on their accounts receivable. If any significant part of our advertiser base experiences financial difficulties, is not commercially successful, or is unable to pay our advertising fees for any other reason, our business, operating results and financial condition will be materially and adversely affected.

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

OUR MARKET MAY UNDERGO RAPID TECHNOLOGICAL CHANGE AND OUR FUTURE SUCCESS WILL DEPEND ON OUR ABILITY TO MEET THE CHANGING NEEDS OF OUR INDUSTRY

     If new industry standards and practices emerge in the Internet and online advertising industry, our existing services, technology and systems may become obsolete. In particular, the market for algorithmic search is characterized by rapid technology change and innovation. We believe our future success will depend on our ability to:

•	license and internally develop leading technologies useful in our business;

•	enhance our existing services;

•	develop new services and technologies that address the increasingly sophisticated and varied needs of prospective advertisers, consumers and businesses; and

•	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. We cannot assure you that we will be able to timely address technological change in our industry.

WE ARE DEPENDENT UPON OUR COMPUTER AND COMMUNICATION SYSTEMS

     Our business depends on our ability to provide high capacity data transmission without system downtime and upon our transaction processing systems and network infrastructure. We rely on third parties to provide data transmission capacity. Consolidations within this industry could impact our system availability and could have an adverse effect on our business. Furthermore, we rely on many different software applications, some of which have been developed internally. If these hardware and software systems fail, it would adversely affect our business and results of operations. If we receive a significant unexpected increase in usage and are not able to rapidly expand our transaction-processing systems and network infrastructure without any systems interruptions, it could seriously harm our business. We have experienced occasional systems interruptions in the past and we cannot assure you we will not incur any such interruption in the future.

OUR BUSINESS COULD BE SIGNIFICANTLY IMPACTED BY THE OCCURRENCE OF NATURAL DISASTERS AND OTHER CATASTROPHIC EVENTS

     Our business is susceptible to natural disasters and other catastrophic events. We have redundant hardware and software systems supporting our services at an alternate site, which is part of our business continuity plan. A business continuity plan is intended to mitigate interruptions of an indeterminate length of time due to natural disasters and other catastrophic events such as fire, flood, earthquake, power loss, telecommunications failure, or a similar event. Despite these redundant systems, we cannot prevent outages and downtime caused by natural disasters and other events out of our control, which could severely damage our business and adversely affect results of operations. Our operations depend upon our ability to maintain and protect our computer systems, which are located in California, Ireland and several other domestic and international offsite locations managed by third parties.

     Any system failure, including network or hardware failure, that causes an interruption in our service or our affiliates’ service or the security of any other Internet provider, or a decrease in responsiveness could result in reduced traffic and reduced revenue. Although we believe that the redundant systems implemented are adequate, the back-up servers could fail or cause interruptions in our service and possibly even the termination of one or more affiliate contracts.

     A catastrophe in any of our business centers or serving sites, in particular, those in California, could cause interruption to our service, including but not limited to, the services requiring customer service, editorial, data processing and other managerial functions as a result of incapacitation to people, processes or systems. We do not have back-up sites for our main U.S. and European customer operations centers and editorial department which are located in California and Ireland. An interruption in our ability to provide customer support and editorial services would adversely affect our business. The occurrence of a natural disaster or unanticipated problems at our principal headquarters or at a third-party facility could cause interruptions or delays in our business, loss of data or could render us unable to provide some services. In addition, failure by the third-party facility to provide the data communications capacity required by us, as a result of human error, natural disaster or other operational disruptions, could cause interruptions in our service. Our California and Washington State sites exist on or near known earthquake fault zones and a significant earthquake could cause an interruption in our services. The occurrence of any or all of these events could adversely affect our reputation, brand and business, which could have a material adverse effect on our business, operating results and financial condition.

OUR EXECUTIVE OFFICERS AND CERTAIN KEY PERSONNEL ARE CRITICAL TO OUR BUSINESS, AND THESE OFFICERS AND KEY PERSONNEL MAY NOT REMAIN WITH US IN THE FUTURE

     Our future success depends upon the continued service of our executive officers and other key technology, marketing, sales and support personnel. None of our officers or key employees are bound by an employment agreement for any specific term. If we lose the services of one or more of our key employees, or if one or more of our executive officers or employees decide to join a competitor or otherwise compete directly or indirectly with us, this could have a material adverse effect on our business, operating results and financial condition.

WE MAY NOT BE ABLE TO PROTECT OUR INTERNET DOMAIN NAMES OR INTELLECTUAL PROPERTY RIGHTS UPON WHICH OUR BUSINESS RELIES

     Our success and ability to compete also are substantially dependent upon our internally developed technology and data resources, which we protect through a combination of copyright, trade secret, patent and trademark law. We also depend on our trade name and domain names. We may not be able to adequately protect our technology and data resources. In addition, intellectual property laws vary from country to country, and it may be more difficult to protect our intellectual property in some foreign jurisdictions.

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

     We have adopted a stockholder rights plan and declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record as of March 29, 2002. Each right entitles the holder to purchase one unit consisting of one one-thousandth of a share of our Series A Junior Participating Preferred Stock for $200 per unit. Under certain circumstances, if a person or group acquires 15% or more of our outstanding common stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the $200 exercise price, shares of our common stock or of any company into which we are merged, having a value of $400. The rights expire on March 29, 2012 unless extended by our Board of Directors. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our Board of Directors, our rights plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our Board of Directors regarding such acquisition.

     In addition, provisions of our certificate of incorporation and bylaws could also make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. For example, our board of directors is divided into three classes, with one class being elected each year by our stockholders, which generally makes it more difficult for stockholders to replace a majority of directors and obtain control of our board. In addition, stockholder meetings may be called only by our board of directors, the chairman of the board and the president. Advance notice is required prior to stockholder proposals, and stockholders may not act by written consent. Further, we have authorized preferred stock that is undesignated, making it possible for the board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of Overture. Delaware law also could make it more difficult for a third party to acquire us. Specifically, Section 203 of the Delaware General Corporation Law may have an anti-takeover effect with respect to transactions not approved in advance by the board of directors, including discouraging attempts that might result in a premium over the market price for the shares of common stock held by our stockholders.

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

WE MAY NEED ADDITIONAL CAPITAL, WHICH COULD DILUTE THE OWNERSHIP INTEREST OF INVESTORS

     We require substantial working capital to fund our business. In addition, our new business initiatives will require significant capital outlays relating to integration of acquired businesses and research and development related to new product offerings. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the rights of our common stock, and our stockholders may experience additional dilution. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. We experienced negative cash flow from operations from our inception through the first quarter of 2001, and we could experience negative cash flow from operations in the future. We currently anticipate that our available funds will be sufficient to meet our anticipated needs for working capital and capital expenditure at least through the next 12 months. However, we may choose to raise additional funds in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to the impact of interest rate changes and foreign currency fluctuations:

     Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash, according to an investment policy, in high quality credit instruments, which are spread over many issuers. Our investments are principally confined to cash equivalents and available-for-sale debt securities.

     Investments in both fixed rate and floating rate interest earning instruments carry varying degrees of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest rate risk than fixed rate securities, floating rate securities may produce less income than expected if interest rates decrease. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if securities are sold that have declined in market value due to changes in interest rates. As of March 31, 2003, our fixed income investments had an unrealized gain of $0.3 million. Assuming an average investment balance of $243.6 million, if rates were to increase (decrease) by 100 basis points, this would translate to an increase (decrease) in interest income of $2.4 million annually.

     Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the impact of changes in these, or other factors could have a material adverse effect on our business, operating results and financial condition.

     Our exposure to foreign exchange rate fluctuations arises from intercompany accounts in which costs incurred in the United States are charged to our foreign subsidiaries or from funds transferred to foreign subsidiaries to support expansion. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on Overture’s results for the three months ended March 31, 2003 was not material.

ITEM 4. CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this quarterly report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Overture is currently in separate litigations with Google and FindWhat in which Overture is alleging that these parties infringe on our U.S. Patent No. 6,269,361 (“the ‘361 Patent”) entitled “System And Method For Influencing A Position On A Search Result List Generated By A Computer Network Search Engine.” The ‘361 Patent protects various features and innovations relating to bid-for-placement products and Overture’s Pay-For-Performance search technologies, including our DirecTraffic Center account management system and tools. In each litigation, the respective parties, Google and FindWhat, have alleged invalidity and unenforceability of the ‘361 Patent. In addition, FindWhat has also alleged that the Company has violated the Sherman Act, 15 U.S.C. § 2. When the validity and enforceability of the ‘361 Patent is determined, in either litigation, that determination may have a material effect on our competitive position.

The complaint against FindWhat was filed on January 25, 2002, in the United States District Court for the Central District of California. The lawsuit charges FindWhat with willful infringement of the ‘361 Patent. Overture also seeks a permanent injunction against FindWhat, an award of increased damages, and an award of attorney’s fees, costs and expenses. Also on January 25, 2002, FindWhat served Overture with an amended complaint filed in the United States District Court for the Southern District of New York for declaratory judgment of invalidity, unenforceability and non-infringement relating to our ‘361 Patent. On February 13, 2003, the New York Court ordered FindWhat’s declaratory judgment action to be transferred to the Central District of California. Subsequently, after transfer, FindWhat dismissed its action in favor of the Company’s California action, which is now the only case pending between the parties. FindWhat answered the Company’s Complaint on March 25, 2003, and asserted counterclaims alleging non-infringement, invalidity and unenforceability of the Company’s patent as well that Overture has violated the Sherman Act, 15 U.S.C. § 2. On April 17, 2003, the Company filed its Reply and denied the allegations of these counterclaims. The parties are now in the initial phase of the discovery process.

     The complaint against Google was filed on April 23, 2002 in the United States District Court for the Northern District of California. The lawsuit charges Google with willful infringement of the ‘361 Patent. Overture also seeks a permanent injunction against Google, an award of increased damages, and an award of attorney’s fees, costs and expenses. On June 7, 2002, Google filed its answer to the Overture complaint, denying that it infringes the ‘361 Patent and alleging counterclaims of non-infringement, invalidity and unenforceability relating to the ‘361 Patent. On June 25, 2002, the Company filed its Reply and denied the allegations of these counterclaims. On March 28, 2003 the Company filed an Amended Complaint. On April 14, 2003 Google answered the amended complaint and re-asserted its same counterclaims. The Company filed its reply denying the allegations of these counterclaims. The parties continue to move through the discovery process. A hearing regarding the interpretation of the claims contained in the ‘361 Patent (commonly referred to as a “Markman” hearing) currently is scheduled for October 2003.

     Overture is a defendant in four trademark infringement actions (JR Cigar, Mark Nutritionals, PlasmaNet and Pets Warehouse). In addition, AltaVista is also a defendant in a trademark infringement action by Mark Nutritionals. The plaintiffs in these cases allege that they have trademark rights in certain search terms and that Overture violates these rights by allowing competitors of the plaintiffs to bid on these search terms. The amount of damages that are claimed and, if awarded, in one or more of these lawsuits might have a material effect on our results of operations, cash flow or financial position. We believe that we have meritorious defenses to liability and damages in each of these lawsuits and we are contesting them vigorously. If Overture were to incur one or more unfavorable judgments that in themselves are not material, or if there were a development in the law in a similar case to which we are not a party that was negative to Overture’s position, we might as a result decide to change the general manner in which we accept bids on certain search terms and this change might have a material adverse effect upon the results of operations, cash flows or our financial position.

The following sets forth the details concerning the five trademark cases that have been filed against Overture based on its acceptance of bids on certain search terms. The plaintiffs in each seek money damages, including attorney’s fees and costs.

Date Instituted	Plaintiff	Venue

October 2, 2000	800-JR-Cigar, Inc.	United States District Court for the District of New Jersey
January 28, 2002	Mark Nutritionals*	United States District Court for the Western District of Texas
April 23, 2002	PlasmaNet, Inc.	United States District Court for the Southern District of New York
October 8, 2002	Robert Novak, doing business as Pets Warehouse and PetsWarehouse.com	United States District Court for the Eastern District of New York
January 28, 2002	Mark Nutritionals* (AltaVista)	United States District Court for the District for the Western District of Texas

     *  In September 2002, Mark Nutritionals filed for protection under Chapter 11 of the bankruptcy code, and in February 2003, the U.S. Trustee moved to convert the filing to Chapter 7 of the bankruptcy code.

     The following sets forth details regarding other litigation, which may be material to Overture.

     On June 19, 2001, InternetFuel.com, Inc. filed a complaint against Overture in the Superior Court of the State of California for the County of Los Angeles. The complaint alleges that Overture wrongfully terminated an agreement pursuant to which InternetFuel participated in Overture’s affiliate program and that Overture did not properly account for monies owed under that agreement. In December 2001, the Court transferred the case to arbitration. InternetFuel.com thereafter supplemented its claims, alleging fraud under California law.

     This matter was arbitrated in late December 2002 and early January 2003. On January 10, 2003, the arbitrator issued an interim award. Although the arbitrator found in Overture’s favor on InternetFuel’s claims for fraud and unfair business practices, the arbitrator found for InternetFuel on the breach of contract claim and awarded InternetFuel $8.7 million. As a result of several motions filed by Overture, on April 2, 2003, the Arbitrator issued a Corrected Final Award, reducing the damage award against Overture to $4.8 million. InternetFuel has petitioned the Court to confirm the Corrected Final Award and is seeking post-award interest at a rate of 10% per annum. Overture has opposed InternetFuel’s motion and has sought an order from the Court vacating the arbitrator’s award. On May 5, 2003, the Court heard oral argument on the parties’ motions. The Court ordered supplemental briefing, which will be concluded by May 16, 2003. The Court will then issue a ruling on the parties’ motions without further oral argument.

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

     On February 20, 2002, Overture filed a complaint against Did-It.com, Inc. for trespass, unfair competition and violations of the Computer Fraud and Abuse Act. In response to Overture’s complaint, on June 14, 2002, Did-It filed a counterclaim against Overture alleging federal and state antitrust violations, violations of the Unfair Trade Practices Act, fraud and deceit, negligent misrepresentation, false and misleading advertising, unfair competition, interference with contract and prospective economic advantage and violations of California Civil Code Section 1812.600, et.seq. On August 7, 2002, Overture filed a motion to dismiss various claims contained in Did-It’s counterclaim, including claims for antitrust violations. On August 30, 2002, Did-It filed its first amended counterclaim, which omitted some of the antitrust causes of action contained in its initial counterclaim. On October 2, 2002, Overture filed its answer to Did-It’s first amended counterclaim. The parties are entering the early phase of discovery. Overture believes that it has meritorious defenses to the allegations contained in the counterclaim and is contesting these allegations vigorously.

     Overture has been named as a defendant in an action filed April 10, 2003, in Federal Court in Massachusetts. Plaintiff MRT Micro ASA (“MRT”) asserts ownership interest in certain technologies which it claims Fast Search and Transfer, Inc. may be conveying to Overture in the course of Overture’s purchase of Fast’s assets. In addition to a declaratory judgment that it is the owner of the subject technologies, MRT is seeking to recover all proceeds from the acquisition of Fast’s assets, as well as preliminary and permanent injunctions enjoining the acquisition of Fast’s Web search unit by Overture. In addition, MRT seeks to recover damages, its attorneys’ fees and costs. Overture believes that it has meritorious defenses to the allegations directed against it and intends to defend the action vigorously.

     In August 2001, Jeffrey Black, a former employee of AltaVista, filed a complaint in Superior Court of the State of California (Santa Clara County) in his individual capacity as well as in his capacity as a trustee of two family trusts against the AltaVista Company and CMGI, Inc. alleging certain claims arising out of the termination of Mr. Black’s employment with AltaVista. As set forth in the complaint, Mr. Black is seeking monetary damages in excess of $70 million. AltaVista believes that these claims are without merit and plans to vigorously defend against these claims. In March 2002, the Court ordered the entire case to binding arbitration in California. In June 2002, Mr. Black petitioned the California Court of Appeal for a writ prohibiting enforcement of the order compelling arbitration of his cause of action for wrongful termination in violation of public policy. In July 2002, the Court of Appeal denied Mr. Black’s petition. In August 2002, Mr. Black submitted the matter to the American Arbitration Association. An arbitrator was appointed in January 2003 and an arbitration hearing is tentatively scheduled for August 2003. The parties have commenced discovery.

     On March 11, 2002, Sean Barger filed suit in Superior Court of the State of California against AltaVista and a number of other defendants alleging (1) violation of state securities statutes, (2) fraudulent inducement, deceit, fraud, (3) negligent misrepresentation, (4) unfair competition and (5) breach of fiduciary duty. Mr. Barger is claiming an unspecified amount of damages. Mr. Barger was the principal shareholder of Equilibrium Technologies, Inc. (“Equilibrium”) which was a company purchased by AltaVista’s majority shareholder, CMGI, Inc. Mr. Barger claims that AltaVista and the other defendants made false representations to induce him to allow Equilibrium to be acquired by CMGI. The Court has dismissed without leave to amend Mr. Barger’s claim for breach of fiduciary duty. AltaVista is in the process of answering interrogatories. No trial date has been scheduled. AltaVista believes it has meritorious defenses to Mr. Barger’s amended complaint and intends to contest the allegations vigorously.

     The Irish subsidiary of AltaVista doing business in the United Kingdom filed suit against Fraserside Holdings Limited or, in the alternative against Private Media Group, Inc., claiming damages for procurement of or inducement of breach of contract for Fraserside’s failure to pay for the performance of services including display of advertisements by the Irish subsidiary. The suit seeks approximately $2.6 million in unpaid fees, interest and costs. The suit was instituted in the Chancery Division of the High Court of Justice in England on December 6, 2001. On March 21, 2002 Fraserside served a defense, and counterclaim for breach of contract alleging damages of at least $2.7 million and other unspecified damages relating to the contract. Private served a substantially identical defense on March 27, 2002. We believe we have meritorious defenses to the counterclaims and are vigorously defending against them.

     On April 7, 2003, AltaVista was served with a complaint to avoid preferential transfers that was filed in the United States Bankruptcy Court, Northern District of Illinois. MarchFirst filed a voluntary bankruptcy petition on April 12, 2001 and on July 16, 2001 a Trustee was appointed under chapter 7 of the Bankruptcy Code. The Trustee seeks return of payments of $0.6 million that AltaVista received within 90 days of the filing of the bankruptcy petition. These payments were in connection with advertisements displayed on AltaVista’s Web site on behalf of MarchFirst advertisers. AltaVista has provided the Trustee with a letter outlining defenses against the demand because these payments were made in the ordinary course and were earmarked for payment to AltaVista. We believe we have meritorious defenses to the complaint and are vigorously defending this matter.

     We may also be subject to litigation brought against us in the ordinary course of business.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

     None

(b) Reports on Form 8-K.

     The Company filed a Current Report on Form 8-K dated January 22, 2003 to report, under Item 5 thereof, that Overture issued a press release updating their financial forecast for the fourth quarter .

     The Company filed a Current Report on Form 8-K dated February 19, 2003 to report, under Item 5 thereof, that Overture issued a press release announcing the agreement to acquire AltaVista’s business for $60.0 million in cash and approximately $80.0 million in stock.

     The Company filed a Current Report on Form 8-K dated February 21, 2003 to report, under Item 5 thereof, that Overture and the AltaVista Company announced that they signed a definitive agreement to acquire AltaVista’s business for $60.0 million in cash and approximately $80.0 million in stock. Overture agreed to file a registration statement for the resale of the shares to be issued to AltaVista. Overture announced that the transaction is expected to close in April 2003.

     The Company filed a Current Report on Form 8-K dated February 26, 2003 to report, under Item 5 thereof, that Overture issued a press release announcing the agreement to acquire the Web search unit of Norway-based Fast Search and Transfer (“Fast”), a developer of search and real-time filtering technologies, for $70.0 million in cash, plus a potential performance-based cash incentive payment of up to $30 million over three years.

     The Company filed a Current Report on Form 8-K dated April 23, 2003 to report, under Item 9 thereof, that Overture issued a press release for Overture’s first quarter results of operations and financial position.

     The Company filed a Current Report on Form 8-K dated April 21, 2003 to report, under Item 2 thereof, that Overture completed the purchase of the Web search unit of Fast Search and Transfer (“Fast”), a Norway based developer of search and real-time filtering technologies, for approximately $70.0 million in cash, as well as a contingent performance-based cash incentive payment of up to $30 million over three years.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2003	OVERTURE SERVICES, INC.

	By	/s/ Todd Tappin

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

Date: May 7, 2003	/s/ Ted Meisel Ted Meisel Chief Executive Officer

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

Date: May 7, 2003	/s/ Todd Tappin Todd Tappin Chief Financial Officer

EXHIBIT INDEX

EXHIBIT
NUMBER

99.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.