Form 10-Q/A
period 2003-03-31
OVERTURE SERVICES INC
filed 2003-05-15
CIK 1060439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

     The number of outstanding shares of the registrant’s common stock as of the close of business on April 30, 2003 was 63,716,273.

EXPLANATORY NOTE
SIGNATURES
EXHIBIT INDEX
EXHIBIT 99.1

EXPLANATORY NOTE

     Due to a typographical error, this report is being filed to amend and restate the number of shares of common stock outstanding as of the close of business on April 30, 2003 set forth on the cover of our Quarterly Report on Form 10-Q originally filed with the Securities and Exchange Commission on May 7, 2003.

     In order to preserve the nature and character of the disclosures set forth in the report as originally filed, this report continues to speak as of the date of the original filing, and the Company has not updated any disclosures in this report to speak as of a later date.

2

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2003	OVERTURE SERVICES, INC.

	By	/s/ Todd Tappin Todd Tappin Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

3

I, Ted Meisel, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Overture Services, Inc.; and

2. Based on my knowledge, this quarterly report on Form 10-Q/A does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

Date: May 15, 2003	/s/ Ted Meisel Ted Meisel Chief Executive Officer

I, Todd Tappin, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Overture Services, Inc.; and

2. Based on my knowledge, this quarterly report on Form 10-Q/A does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

Date: May 15, 2003	/s/ Todd Tappin Todd Tappin Chief Financial Officer

4

EXHIBIT INDEX

EXHIBIT
NUMBER

99.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

5