Form 10-Q
period 2003-06-30
OVERTURE SERVICES INC
filed 2003-08-07
CIK 1060439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

     The number of outstanding shares of the registrant’s common stock as of the close of business on July 30, 2003 was 64,085,972.

OVERTURE SERVICES, INC.

TABLE OF CONTENTS

		PAGE NO.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002	3
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2003 and 2002	4
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risks	34
Item 4.	Controls and Procedures	34
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	35
Item 6.	Exhibits and Reports on Form 8-K	38

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

OVERTURE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$83,138	$78,987
Short-term investments	23,099	118,905
Accounts receivable, net	56,096	31,682
Prepaid expenses, deferred tax assets and other	23,555	23,483
Prepaid traffic acquisition expense	37,576	25,372

Total current assets	223,464	278,429
Property and equipment, net	73,143	55,656
Intangible assets, net	34,049	1,393
Goodwill	187,303	—
Restricted investments	8,535	—
Long-term investments	7,194	52,852
Long-term prepaid traffic acquisition expense	38,366	36,738
Long-term deferred tax assets and other	12,988	10,648

Total assets	$585,042	$435,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$124,260	$93,293
Accrued expenses	29,938	21,010
Deferred revenue	19,141	16,672

Total current liabilities	173,339	130,975
Long-term liabilities	859	1,203
STOCKHOLDERS’ EQUITY:
Preferred Stock; $0.0001 par value, 10,000 shares authorized as of June 30, 2003 and December 31, 2002.	—	—
Common stock, $0.0001 par value, 200,000 shares authorized as of June 30, 2003 and December 31, 2002; 63,794 and 59,249 shares issued and outstanding as of June 30, 2003 and December 31, 2002, respectively	6	6
Additional paid-in capital	795,775	709,568
Deferred compensation, net	(818)	(210)
Accumulated other comprehensive income	5,836	2,890
Accumulated deficit	(389,955)	(408,716)

Total stockholders’ equity	410,844	303,538

Total liabilities and stockholders’ equity	$585,042	$435,716

The accompanying notes are an integral part of the consolidated financial statements.

OVERTURE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenue	$265,332	$152,496	$490,057	$295,341
Operating expenses:
Search serving	17,252	8,701	30,220	14,694
Traffic acquisition	169,105	81,437	313,130	158,440
Marketing, sales and service	21,168	12,438	38,968	23,867
General and administrative	31,979	17,324	56,050	33,631
Product development	10,241	5,005	18,030	9,372
Amortization of deferred compensation and intangible assets	1,316	396	2,016	819
Reduction in loss on litigation ruling	—	—	(3,941)	—

	251,061	125,301	454,473	240,823

Income from operations	14,271	27,195	35,584	54,518
Other income:
Interest income, net	371	588	1,231	1,837
Other income, net	249	129	213	847

Income before income taxes	14,891	27,912	37,028	57,202
Provision for income taxes	7,267	10,429	18,267	10,429

Net income	$7,624	$17,483	$18,761	$46,773

Basic net income per share	$0.12	$0.30	$0.31	$0.81

Diluted net income per share	$0.12	$0.29	$0.30	$0.78

Weighted average shares used to compute basic net income per share	62,532	58,078	60,923	57,746
Weighted average shares used to compute diluted net income per share	63,218	60,159	61,991	60,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

OVERTURE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands; unaudited)

	Six Months Ended
	June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,761	$46,773
Adjustments to reconcile net income to net cash provided by operating activities:
Tax benefits from stock options	494	10,429
Loss from sale of property and equipment	—	1,059
Accretion of discounts from the purchase of short-term and long-term investments	230	398
Depreciation and amortization	20,190	9,629
Changes in operating assets and liabilities net of effect of acquisition:
Accounts receivable	(17,662)	(9,845)
Prepaid expenses and other	1,430	(4,331)
Prepaid traffic acquisition expense	(13,832)	(37,885)
Accounts payable and accrued expenses	22,150	20,084
Deferred revenues	2,283	3,390

Net cash provided by operating activities	34,044	39,701
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of short-term and long-term investments	175,721	148,805
Purchases of short-term, long-term and restricted investments	(42,472)	(185,006)
Capital expenditures for property and equipment	(26,102)	(26,356)
Payment for acquisitions, net of cash acquired	(140,723)	—

Net cash used in investing activities	(33,576)	(62,557)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	2,074	10,565
Repayments of debt	(1,971)	(89)

Net cash provided by financing activities	103	10,476
Effect of exchange rate changes on cash and cash equivalents	3,580	628
Net increase in cash and cash equivalents	4,151	(11,752)
Cash and cash equivalents at beginning of period	78,987	61,974

Cash and cash equivalents at end of period	$83,138	$50,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

OVERTURE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. THE COMPANY, BASIS OF PRESENTATION

     Overture Services, Inc. (“Overture” or the “Company”) is a global leader in commercial search services on the Internet. Overture’s paid placement search service is comprised of advertisers’ listings, which are screened for relevance and accessed by consumers and businesses through Overture’s affiliates, a network of Web properties that have integrated Overture’s search service into their sites or that direct user traffic to Overture’s sites. In some cases, consumers and businesses access our search listings directly at our sites. The search listings are ranked according to the advertiser’s bid; the higher the bid, the higher the ranking. Advertisers pay Overture the bid price for clicks on the advertiser’s search listing (also known as a paid introduction, click-through or a paid click). As of June 30, 2003, Overture and its wholly owned subsidiaries operated the Overture service in the United States, Ireland, United Kingdom, Germany, France, Italy, Japan and South Korea. The Company reports in one reportable business segment.

     Overture was incorporated on September 15, 1997 in the state of Delaware and officially launched its operations on June 1, 1998. On October 8, 2001, we changed our corporate name from GoTo.com, Inc. to Overture Services, Inc. and changed our Nasdaq Stock Market trading symbol to “OVER.” Overture has its U.S. corporate office in Pasadena, California and additional offices including California, Illinois and New York in the United States, Ireland, United Kingdom, Germany, France, Japan, Norway, Italy, the Netherlands, Spain and South Korea.

     On April 21, 2003, Overture completed its purchase of the Web search unit of Fast Search and Transfer ASA (“Fast”), a Norway based developer of search and real-time filtering technologies, for $70 million in cash, plus a contingent performance-based cash incentive payment of up to $30 million over three years based on a volume metric measured quarterly.

     On April 25, 2003, Overture acquired the business of AltaVista Company (“AltaVista”), a provider of search services and technology, for $60 million in cash and $82.7 million in common stock issued based on Overture’s average stock price for the two days before and after the measurement date of February 19, 2003 when the number of shares to be issued was fixed and determinable.

     AltaVista and Fast both use algorithmic search technology to crawl the Web and return relevant search results in response to users’ queries through syndicated networks or through the AltaVista and Fast Web sites, AltaVista.com and alltheweb.com, respectively. Overture believes these technologies complement its own technology in commercial search and will enhance its core paid placement search business, as well as allow Overture to develop new products and services for its advertisers and affiliates.

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

2. COMPREHENSIVE INCOME

     The Company accounts for comprehensive income using Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130). SFAS 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined therein, refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders’ equity. The differences between total comprehensive income and net income for the six months ended June 30, 2003 and June 30, 2002 were $2.9 million and $0.9 million, respectively. As of June 30, 2003, accumulated other comprehensive income was comprised of $0.1 million of unrealized gains on investments and $5.7 million of cumulative translation adjustments.

3. EARNINGS PER SHARE COMPUTATION

     Shares used in computing basic and diluted net income per share are based on the weighted average shares outstanding in each period. Basic net income per share is calculated by dividing net income by the average number of outstanding shares during the period. Diluted net income per share is calculated by adjusting the average number of outstanding shares assuming conversion of all potentially dilutive stock options and unvested stock under the treasury stock method. Options to purchase 11.4 million and 8.2 million shares of common stock were outstanding as of June 30, 2003 and 2002, respectively.

     The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Numerator:
Net income	$7,624	$17,483	$18,761	$46,773
Denominator:
Denominator for basic calculation — weighted average shares	62,532	58,078	60,923	57,746
Common stock equivalents	686	2,081	1,068	2,576

Denominator for diluted calculation – weighted average shares	63,218	60,159	61,991	60,322
Net income per share:
Basic net income per share	$0.12	$0.30	$0.31	$0.81
Diluted net income per share	$0.12	$0.29	$0.30	$0.78

4. INCOME TAXES

     Overture generated taxable income during the three and six months ended June 30, 2003. A tax provision was recorded that was more than the statutory rate primarily due to the effect of foreign net operating losses (“NOLs”) which carry a benefit at a lower tax rate. The tax provision recorded for the six months ended June 30, 2002 was less than the statutory rate primarily due to the release of the valuation allowance associated with prior years losses.

     The following is a reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate:

	Six Months Ended
	June 30,

	2003	2002

Statutory federal rate	35%	35%
State income taxes (net of federal benefit)	5	4
Valuation allowance	(-)	(23)
Foreign rate differential	10	5
Non-deductible expense and other	(1)	(3)

	49%	18%

     The provision for income taxes is composed of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Current:
Federal	$5,785	$11,198	$15,826	$16,418
State	629	1,324	2,067	1,884
Foreign	(228)	—	363	—

Total current	6,186	12,522	18,256	18,302

Deferred:
Federal	2,647	—	3,230	(4,800)
State	385	—	538	(550)
Foreign	(1,951)	(2,093)	(3,757)	(2,523)

Total deferred	1,081	(2,093)	11	(7,873)

	$7,267	$10,429	$18,267	$10,429

5. LITIGATION

     The Company is currently in separate litigations with Google and FindWhat in which the Company is alleging that these parties infringe on the Company’s U.S. Patent No. 6,269,361 (“the ’361 Patent”) entitled “System And Method For Influencing A Position On A Search Result List Generated By A Computer Network Search Engine.” The ’361 Patent protects various features and innovations relating to bid-for-placement products and Overture’s paid placement search technologies, including its DirecTraffic Center account management system and tools. In each litigation, the respective parties, Google and FindWhat, have alleged invalidity and unenforceability of the ’361 Patent. In addition, FindWhat has also alleged that the Company has violated the Sherman Act, 15 U.S.C. § 2. When the validity and enforceability of the ’361 Patent is determined, in either litigation, that determination may have a material effect on the Company’s competitive position.

     The complaint against FindWhat was filed on January 25, 2002, in the United States District Court for the Central District of California. The lawsuit charges FindWhat with willful infringement of the ’361 Patent. The Company also seeks a permanent injunction against FindWhat, an award of increased damages, and an award of attorney’s fees, costs and expenses. Also on January 25, 2002, FindWhat served the Company with an amended complaint filed in the United States District Court for the Southern District of New York for declaratory judgment of invalidity, unenforceability and non-infringement relating to the Company’s ’361 Patent. On February 13, 2003, the New York Court ordered FindWhat’s declaratory judgment to be transferred to the Central District of California. Subsequently, after transfer, FindWhat dismissed its action in favor of the Company’s California action, which is now the only case pending between the parties. FindWhat answered the Company’s Complaint on March 25, 2003, and asserted counterclaims alleging non-infringement, invalidity and unenforceability of the Company’s patent as well as alleging that the Company has violated the Sherman Act, 15 U.S.C. § 2. On April 17, 2003, the Company filed its reply and denied the allegations of these counterclaims. The parties continue to progress through the discovery process.

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

     The Company is a defendant in three trademark infringement actions (JR Cigar, Mark Nutritionals and Pets Warehouse). In addition, AltaVista is also a defendant in a trademark infringement action by Mark Nutritionals. The plaintiffs in these cases allege that they have trademark rights in certain search terms and that the Company violates these rights by allowing competitors of the plaintiffs to bid on these search terms. The amount of damages that are claimed and, if awarded, in one or more of these lawsuits might have a material effect on the Company’s results of operations, cash flow or financial position. The Company believes that it has meritorious defenses to liability and damages in each of these lawsuits and it is contesting them vigorously. If the Company were to incur one or more unfavorable judgments that in themselves are not material, or if there were a development in the law in a similar case to which the Company is not a party that was negative to the Company’s position, the Company might as a result decide to change the general manner in which it accepts bids on certain search terms and this change might have a material adverse effect upon the results of operations, cash flows or financial position of the Company.

     The Company has also been named as a defendant in six trade name infringement actions filed in Los Angeles County Superior Court (Spreen Inc., McCoy Motor Co., Apaulo Inc., Puente Hills Imports, Superior Auto of Carson LLC and Gordon Automotive Group, Inc.). The plaintiffs in these actions have alleged, among other things, that they have rights in certain search terms and that the Company violates these rights by allowing other entities to bid on these search terms. The complaints contain causes of action for trade name infringement and dilution, trademark infringement and dilution, service mark infringement and dilution, unfair business practices, intentional interference with prospective business advantage, negligence; injunction, declaratory relief, constructive trust and conspiracy. Unspecified compensatory and punitive damages as well as injunctive relief is sought. Overture believes it has meritorious defenses to the complaints and is vigorously defending the actions.

     The following sets forth details regarding other litigation, which may be material to the Company.

     On June 19, 2001, InternetFuel.com, Inc. filed a complaint against Overture in the Superior Court of the State of California for the County of Los Angeles. The complaint alleges that Overture wrongfully terminated an agreement pursuant to which InternetFuel participated in Overture’s affiliate program and that Overture did not properly account for monies owed under that agreement. In December 2001, the Court transferred the case to arbitration. InternetFuel.com thereafter supplemented its claims, alleging fraud under California law. This matter was arbitrated in late December 2002 and early January 2003. On January 10, 2003, the arbitrator issued an interim award. Although the arbitrator found in Overture’s favor on InternetFuel’s claims for fraud and unfair business practices, the arbitrator found for InternetFuel on the breach of contract claim and awarded InternetFuel $8.7 million, which was recorded as an expense in the three months ended December 31, 2002. On January 16, 2003, InternetFuel filed an application with the arbitrator seeking approximately $840,000 in pre-judgment interest on the award. As a result of several motions filed by Overture, on April 2, 2003, the Arbitrator issued a Corrected Final Award, reducing the damage award against Overture to $4.8 million. This $3.9 million reduction in the award was recorded as a reduction in loss of litigation ruling in the three months ended March 31, 2003. On May 20, 2003, the Superior Court granted InternetFuel’s petition to confirm the arbitration award. On June 4, 2003, the Court entered a judgment on the arbitration award in favor of InternetFuel and against the Company in the amount of $4.8 million, plus interest of $0.1 million. The Company has appealed the Court’s ruling and deposited $7.3 million with the Court in lieu of an appeal bond.

     On July 12, 2001, the first of several purported securities class action lawsuits was filed in the United States District Court, Southern District of New York against certain underwriters involved in Overture’s initial public offering, Overture, and certain of Overture’s current and former officers and directors. The Court consolidated the cases against Overture into case number 01 Civ. 6339. Plaintiffs allege, among other things, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 involving undisclosed compensation to the underwriters, and improper practices by the underwriters, and seek unspecified damages. Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin. On April 19, 2002, plaintiffs filed an amended complaint, alleging Rule 10b-5 claims of fraud. On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the Overture IPO litigation, without prejudice. On February 19, 2003, the Court largely denied the motion to dismiss, including the Rule 10b-5 claims against Overture, and Overture remains a defendant in the case. Overture continues to deny the allegations against it, believes that it has meritorious defenses to the amended complaint, and intends to contest the allegations vigorously. The parties have continued to engage in settlement discussions, and the plaintiffs, insurers, and defendant issuers (including individual officers and directors) are considering a final draft of a settlement memo of understanding.

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

     In August 2001, Jeffrey Black, a former employee of AltaVista, filed a complaint in Superior Court of the State of California (Santa Clara County) in his individual capacity as well as in his capacity as a trustee of two family trusts against the AltaVista Company and CMGI, Inc. alleging certain claims arising out of the termination of his employment with AltaVista. As set forth in the complaint, Mr. Black is seeking monetary damages in excess of $70 million. Overture believes that these claims are without merit and is vigorously defending the action. In March 2002, the Court ordered the entire case to binding arbitration in California. An arbitrator was appointed in January 2003 and an arbitration hearing is scheduled to commence on August 13, 2003. On June 3, 2003, Overture was named as a defendant in the State Court action as successor in interest to AltaVista. Overture filed its answer to the third amended complaint on July 3, 2003, denying the allegations of the third amended complaint and asserting that the action was stayed pending the arbitration hearing.

     On March 11, 2002, Sean Barger filed suit in Superior Court of the State of California against AltaVista and a number of other defendants alleging (1) violation of state securities statutes, (2) fraudulent inducement, deceit, fraud, (3) negligent misrepresentation, (4) unfair competition and (5) breach of fiduciary duty. Mr. Barger is claiming an unspecified amount of damages. Mr. Barger was the principal shareholder of Equilibrium Technologies, Inc. (“Equilibrium”) which was a company purchased by AltaVista’s majority shareholder, CMGI, Inc. Mr. Barger claims that AltaVista and the other defendants made false representations to induce him to allow Equilibrium to be acquired by CMGI. On April 3, 2003, defendants filed their answer to plaintiff’s second amended complaint. The court has set a trial date for January 12, 2004. Overture believes it has meritorious defenses to Mr. Barger’s amended complaint and intends to defend the action vigorously.

     The Irish subsidiary of AltaVista doing business in the United Kingdom filed suit against Fraserside Holdings Limited or, in the alternative against Private Media Group, Inc., claiming damages for procurement of or inducement of breach of contract for Fraserside’s failure to pay for the performance of services including display of advertisements by the Irish subsidiary. The suit seeks approximately $2.6 million in unpaid fees, interest and costs. The suit was instituted in the Chancery Division of the High Court of Justice in England on December 6, 2001. On March 21, 2002 Fraserside served a defense, and counterclaim for breach of contract alleging damages of at least $2.7 million and other unspecified damages relating to the contract. Private served a substantially identical defense on March 27, 2002. Overture believes is has meritorious defenses to the counterclaims and are vigorously defending against them.

     On April 7, 2003, AltaVista was served with a complaint to avoid preferential transfers that was filed in the United States Bankruptcy Court, Northern District of Illinois. MarchFirst filed a voluntary bankruptcy petition on April 12, 2001 and on July 16, 2001 a Trustee was appointed under chapter 7 of the Bankruptcy Code. The Trustee seeks return of payments of approximately $0.6 million that AltaVista received within 90 days of the filing of the bankruptcy petition. These payments were in connection with advertisements displayed on AltaVista’s Web site on behalf of MarchFirst advertisers. AltaVista has provided the Trustee with a letter outlining defenses against the demand because these payments were made in the ordinary course and were earmarked for payment to AltaVista. Overture believes it has meritorious defenses to the complaint and is vigorously defending the action.

     On July 17, 2003, Bubble My Wedding and Connie Ciccone filed a complaint in the Federal District Court in Cincinnati against Overture, American Express Company and Huntington Bank. The complaint contains claims for breach of contract, fraudulent conveyance, tortious interference with business, fraud and misrepresentation, racketeer influencing and corrupt organizations, and other tortious conduct based on the alleged misappropriation of monies and properties. Overture believes it has meritorious defenses to the complaint and is vigorously defending the action.

     AltaVista is indemnifying its Brazilian law firm, Lobos & Ibeas, after it was sued by Bianca Rothier, a Brazilian fashion model, in the Eighth Civil Court of the State of Rio de Janeiro in Brazil for “moral damages” caused by the display of her name in connection with adult content Web sites in AltaVista search results. Lobos & Ibeas registered the AltaVista.br domain name on behalf of AltaVista and was named as defendant in the suit on that basis. Defendants have raised their defenses to the complaint and plaintiff has recently presented her reply to those defenses. Overture believes it has meritorious defenses to the complaint and is vigorously defending the action.

     The Company may also be subject to litigation brought against it in the ordinary course of business.

6. RELATED PARTY TRANSACTIONS

     Idealab is considered a related party of Overture because a member of management of Idealab is a member of Overture’s board of directors.

     During the three months ended June 30, 2003 and 2002, Overture recorded approximately $0.2 million and $0.2 million, respectively, and for the six months ended June 30, 2003 and 2002, Overture recorded approximately $0.4 million and $0.5 million, respectively, of search listing advertising revenue from affiliates of Idealab, which with its affiliate, Idealab! Holdings, L.L.C., is a stockholder of Overture. Management believes these amounts are materially representative of the fair value of advertising services provided. During the three and six months ended June 30, 2003, Overture paid $3.4 million and $5.1 million of traffic acquisition costs to Idealab and Idealab affiliated companies. Management believes these amounts are materially representative of fair value.

7. AFFILIATE COMMITMENTS

     The Company is obligated to make guaranteed payments totaling $101.0 million, $209.4 million, $25.5 million and $3.8 million for the remainder of 2003, 2004, 2005 and 2006, respectively, under contracts to provide search services to its affiliates.

8. ACCOUNTING FOR STOCK-BASED COMPENSATION

     At June 30, 2003, the Company had one stock-based compensation plan. The company accounts for the plan under the recognition and measurement principles of Accounting Principles Board Opinion (APB) No. 25 “Accounting for Stock Issued to Employees” (APB 25). The following table sets forth the effect on net income and earnings per share if the Company had applied the fair value provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (SFAS 123), to stock-based employee compensation. For purposes of pro forma disclosures, the fair value of the options is amortized to expense on a graded methodology basis over the vesting period of the options.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(in thousands)		(in thousands)
Net income, as reported	$7,624	$17,483	$18,761	$46,773
Additional stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,653)	(6,118)	(13,130)	(11,058)

Pro forma net income	971	11,365	5,631	35,715
Earnings per share:
Basic – as reported	0.12	0.30	0.31	0.81
Basic – pro forma	0.02	0.20	0.09	0.62
Earnings per share:
Diluted – as reported	0.12	0.29	0.30	0.78
Diluted – pro forma	$0.02	$0.19	$0.09	$0.59

     The fair value of these options were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Risk free interest rate	1.75%	3.75%	1.75%	3.75%
Expected lives (in years)	3.0	3.0	3.0	3.0
Dividend yield	—	—	—	—
Expected volatility	0.80	0.80	0.80	0.80

     Under SFAS 123, the Company would have incurred additional pre-tax compensation expense of $11.1 million and $10.2 million for the three months ended June 30, 2003 and 2002, respectively, and $21.9 million and $18.4 million for the six months ended June 30, 2003 and 2002, respectively.

     Applying SFAS 123 in the pro forma disclosure may not be representative of the effects on pro forma net income for future years as options vest over several years and additional awards will likely be made each year.

9. ACQUISITIONS

          Keylime Software, Inc.

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

          Fast Search and Transfer ASA

          On April 21, 2003, Overture completed its purchase of the Web search unit of Fast Search & Transfer (“Fast”), a Norway based developer of search and real-time filtering technologies. In the transaction, Overture acquired Fast for approximately $70 million in cash, and a contingent performance-based cash incentive payment of up to $30 million over three years based on a volume metric measured quarterly. No payments have been made through June 30, 2003.

     The total estimated purchase price of $70.7 million consisted of $70.0 million in cash and $0.7 million in direct transaction costs. The following represents the allocation of the aggregate purchase price to the fair value of assets acquired and liabilities assumed.

Purchase price (in thousands):

Property and equipment	$917
Amortizable intangible assets	10,800
Goodwill	59,942
Liabilities assumed	(957)

Total	$70,702

     Identifiable intangible assets consist of technology and patents of $4.6 million to be amortized over six years on a proportional method based on cash flows and customer contracts of $6.2 million to be amortized over four years on a proportional method based on cash flows.

     AltaVista Company, Inc.

     On April 25, 2003, Overture acquired the business of AltaVista Company (“AltaVista”), a provider of search services and technology. The total estimated purchase price of $145.9 million consisted of $60.0 million in cash, $82.7 million in common stock issued and $3.2 million in direct transaction costs. The value of the common stock was based on Overture’s average stock price for the two days before and after the measurement date of February 19, 2003 when the number of shares to be issued was fixed and determinable. The following represents the allocation of the aggregate purchase price to the fair value of assets acquired and liabilities assumed.

Purchase price (in thousands):

Cash	$583
Tangible assets acquired	17,547
Amortizable intangible assets	21,400
Goodwill	122,828
Liabilities assumed	(16,493)

Total	$145,865

     Identifiable intangible assets consist of technology and patents of $11.1 million to be amortized over six years on a proportional method based on cash flows, trademarks of $4.3 million to be amortized over six years on a proportional method based on cash flows and customer contracts of $6.0 million to be amortized over four years on a proportional method based on cash flows.

     In June 2003, the Company sold AltaVista’s enterprise search business, which was obtained as a part of the acquisition of the business of AltaVista to Fast Search and Transfer ASA. The net assets of this business were recorded at fair value upon acquisition as an asset held for sale. As a result, there was no gain or loss on the sale. The impact of the disposition and the discontinued operations was immaterial and have not been reflected as discontinued operations in the accompanying consolidated statement of operations.

     AltaVista and Fast both use algorithmic search technology to crawl the Web and return relevant search results in response to users’ queries through syndication networks or through their Web sites, AltaVista.com and alltheweb.com. Overture believes these technologies complement its own technology in commercial search and will enhance its core paid placement search business, as well as allow Overture to develop new products and services for its advertisers and affiliates.

     These factors contributed to a purchase price in excess of the fair value of the net intangible and intangible assets acquired, and as a result, the Company has recorded goodwill in connection with these transactions.

     The results of operations of Fast and AltaVista have been included in the Company’s condensed consolidated statement of operations since the completion of the acquisitions. The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisitions of Fast and AltaVista occurred on January 1, 2003 and 2002, respectively (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net revenue	$267,885	$168,765	$502,792	$326,249
Net income	5,666	570	13,157	19,836
Net income per share
Basic net income per share	$0.09	$0.01	$0.21	$0.32
Diluted net income per share	$0.09	$0.01	$0.20	$0.31
Weighted average shares used to compute pro forma basic net income per share	63,706	62,353	63,639	62,021
Weighted average shares used to compute pro forma diluted net income per share	64,392	64,434	64,707	64,597

10. AMORTIZATION OF INTANGIBLE ASSETS AND GOODWILL

     The Company applies Statement of Financial Accounting Standard 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” which was effective for acquisitions after June 30, 2001. Under SFAS 142, goodwill is determined to have an indefinite useful life and should not be amortized but rather tested annually for impairment. An impairment loss should be recognized if the carrying amount of the reporting unit for which the goodwill is assigned exceeds its fair value. Purchased intangible assets are carried at cost and amortized over the economic useful lives of the respective assets.

     Intangible assets consisted of the following (in thousands):

	Three Months Ended June 30,			December 31, 2002

	Gross Carrying	Accumulated	Net Carrying
Amortizable intangible assets	Amount	Amortization	Amount	Net

Technology and Patents	$21,340	$(4,175)	$17,165	$1,393
Trademarks	5,278	(594)	4,684	—
Customer contracts	12,200	—	12,200	—

	$38,818	$(4,769)	$34,049	$1,393

Goodwill	$187,303

     Technology and patents of $15.7 million acquired as part of the acquisitions of Fast and AltaVista are being amortized on a proportional method based on cash flows over a weighted average period of six years. The remaining technology and patents are being amortized on a straight-line method over a weighted average period of approximately three years. Trademarks are being amortized on a proportional method based on cash flows over a weighted average period of approximately six years. Customer contracts are being amortized on a proportional method based on cash flows over a weighted average period of approximately four years. Amortization expense for the intangible assets for the three months ended June 30, 2003 and 2002 was $1.3 million and $0.3 million, respectively. Amortization expense for the intangible assets for the six months ended June 30, 2003 and 2002 was $1.7 million and $0.6 million, respectively. As of June 30, 2003, annual amortization of the intangible assets is expected to be $2.8 million, $6.3 million, $11.8 million, $9.2 million and $2.5 million for the remainder of the fiscal year ended December 31, 2003 and for the years ended 2004, 2005, 2006 and 2007, respectively.

11. RESTRUCTURING ACCRUAL

     Prior to the closing of the acquisition of the business of AltaVista and Fast, management had begun to formulate a plan to exit certain activities. The Company recorded a restructuring accrual during the six months ended June 30, 2003 in conjunction with the acquisitions. The following table summarizes the activity in the restructuring accrual included in accrued expenses from January 1, 2003 through June 30, 2003 (in thousands):

	Employee
	Related	Contractual
	Payments	Obligations	Total

Accrued restructuring at December 31, 2002	$—	$—	$—
Restructuring accrual	2,184	4,554	6,738
Cash payments	(947)	(117)	(1,064)

Accrued restructuring at June 30, 2003	$1,237	$4,437	$5,674

     Restructuring initiatives involved decisions to reduce expenses and increase operational efficiencies of the Company as a result of the acquisitions of the businesses of AltaVista and Fast. In June 2003, the Company sold the AltaVista enterprise search business. The restructuring accrual consisted primarily of severance payments related to workforce reductions of approximately 100 employees, contract terminations, payments remaining on noncancellable leases for idle or abandoned facilities and vendor contracts on unutilized capacity.

     The Company anticipates that the remaining restructuring accruals will be paid by September 2005. The remaining contractual obligations primarily relate to severance, facility lease obligations and vendor contracts.

12. GEOGRAPHICAL SEGMENT INFORMATION

     The following table sets forth revenue by geographic area:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(in thousands)		(in thousands)
United States	$233,293	$146,397	$435,908	$285,139
International	32,039	6,099	54,149	10,202

Total	$265,332	$152,496	$490,057	$295,341

     The following table sets forth long-lived assets by geographic area:

	June 30, 2003	December 31, 2002

	(in thousands)
United States	$317,961	$82,339
International	16,828	13,857

Total	$334,789	$96,196

13. SUBSEQUENT EVENTS

     On July 14, 2003, Overture announced that it had entered into a definitive agreement for Yahoo! Inc. (“Yahoo!”) to acquire Overture. Subject to the terms and conditions of an Agreement and Plan of Merger among Overture, Yahoo! and July 2003 Merger Corp., a wholly-owned subsidiary of Yahoo!, upon completion of the acquisition, Overture stockholders will receive 0.6108 of a share of Yahoo! common stock and $4.75 cash for each share of Overture common stock and associated Overture preferred stock purchase right owned. Shares of Yahoo! common stock will be issued with associated Yahoo! preferred stock purchase rights. In addition, Yahoo! will assume Overture’s outstanding stock options.

     The consummation of the transaction is subject to the approval of the stockholders of Overture, receipt of necessary approvals under applicable antitrust laws, effectiveness of a registration statement with the SEC and other customary closing conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IN ADDITION TO HISTORICAL INFORMATION, THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS RELATED TO THE AMOUNT OF TRAFFIC THAT WE EXPECT WILL BE DIRECTED TO US FROM OUR AFFILIATES IN THE FUTURE, THE TIMING AND AMOUNT OF ANY INCREASE IN OUR AVERAGE PRICE PER PAID INTRODUCTION, CONTINUED PROFITABILITY, THE TIMING AND AMOUNT OF OUR NUMBER OF PAID INTRODUCTIONS, THE AMOUNT OF FUTURE ADVERTISER SPENDING WITH OVERTURE, THE AMOUNT OF FUTURE TRAFFIC ACQUISITION COSTS AS A PERCENTAGE OF REVENUE, OUR PROPOSED ACQUISITION BY YAHOO!, OUR OTHER ACQUISITIONS AND DEVELOPMENT OF SERVICES ACQUIRED IN SUCH ACQUISITIONS, INTERNATIONAL EXPANSION, LIQUIDITY, GROWTH IN THE NUMBER OF ADVERTISERS, FLUCTUATION IN THE PRICE OF OUR COMMON STOCK, CHANGES IN OUR QUARTER-TO-QUARTER FINANCIAL RESULTS, SEASONAL EFFECTS AND FUTURE COMPETITION. WE USE WORDS SUCH AS “ANTICIPATES,” “BELIEVES,” “PLANS,” “EXPECTS,” “FUTURE,” “INTENDS” AND SIMILAR EXPRESSIONS TO IDENTIFY THESE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, AS WELL AS ASSUMPTIONS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE REFLECTED IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE ACTUAL RESULTS TO DIFFER INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTIONS ENTITLED “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” AND “RISKS THAT COULD AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.” READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT MANAGEMENT’S OPINIONS ONLY AS OF THE DATE HEREOF. OVERTURE UNDERTAKES NO OBLIGATION TO REVISE OR PUBLICLY RELEASE THE RESULTS OF ANY REVISION TO THESE FORWARD-LOOKING STATEMENTS.

OVERVIEW

     Overture Services, Inc. is a global leader in commercial search services on the Internet. Overture’s paid placement search service is comprised of advertiser generated listings, which are screened for relevance and accessed by consumers and businesses through Overture’s affiliates, a network of Web properties that have integrated Overture’s search service into their sites or that direct user traffic to Overture’s sites. In some cases, consumers and businesses access our search listings directly at our sites. The search listings are ranked according to the advertiser’s bid; the higher the bid, the higher the ranking. Advertisers pay Overture the bid price for clicks on the advertiser’s search listing (also known as a paid introduction, click-through or a paid click). As of June 30, 2003, Overture and its wholly owned subsidiaries operated the Overture service in the United States, Ireland, United Kingdom, Germany, France, Italy, Japan and South Korea.

     Overture was incorporated on September 15, 1997 in the state of Delaware and officially launched its operations on June 1, 1998. On October 8, 2001, we changed our corporate name from GoTo.com, Inc. to Overture Services, Inc. and changed our Nasdaq Stock Market trading symbol to “OVER.” Overture has its U.S. corporate office in Pasadena, California and additional offices including California, Illinois and New York in the United States, Ireland, United Kingdom, Germany, France, Japan, Norway, the Netherlands, Italy, Spain and South Korea.

Proposed Acquisition by Yahoo! Inc.

     On July 14, 2003, Overture announced that it had entered into a definitive agreement under which Yahoo! Inc. (“Yahoo!”) will acquire Overture. Subject to the terms and conditions of an Agreement and Plan of Merger (the “Merger Agreement”) among Overture, Yahoo! and July 2003 Merger Corp., a wholly-owned subsidiary of Yahoo!, upon completion of the acquisition, Overture stockholders will receive 0.6108 of a share of Yahoo! common stock and $4.75 cash for each share of Overture common stock and associated Overture preferred stock purchase right owned. Shares of Yahoo! common stock will be issued with associated Yahoo! preferred stock purchase rights. In addition, Yahoo! will assume Overture’s outstanding stock options and they will become exercisable for Yahoo! stock based on an exchange ratio to give effect to the merger consideration. The consummation of the transaction is subject to the approval of the stockholders of Overture, receipt of necessary approvals under applicable antitrust laws, effectiveness of a registration statement with the Securities and Exchange Commission and other customary closing conditions.

Expansion Strategy

     Overture has launched several new initiatives to expand our commercial search offerings. We have accelerated our international market expansion this year. We have continued to implement several new initiatives to launch other Web search products, including algorithmic search and paid inclusion. In June 2003, we launched Content Match, our new contextual advertising product that places our search results on relevant content pages of our distribution partner’s Web sites. We are continuing to develop complementary new products, such as local search, contextual advertising and Web analytics, in addition to improving our core paid placement search product.

     Our new diversification strategies will continue to require a substantial level of investment and additional skills and capabilities, and will pose significant challenges for the remaining fiscal year. These challenges include building functional and accepted products, execution of multiple initiatives at the same time, and managing resources. We cannot be certain our new offerings will achieve market acceptance. Because of these challenges, there is substantial risk associated with the implementation of these new initiatives. Failure to successfully integrate and implement these new product lines in a timely manner may adversely affect our revenue and results of operations. We may not be able to distribute our products to our current affiliates or renew existing affiliate agreements or, if they are renewed, they may not be on as favorable terms.

     Presently, Internet search traffic is concentrated among a limited number of destination sites that attract users to conduct searches on the Internet. These include sites operated by AOL, Google, Microsoft and Yahoo!. This concentration of searches may provide these destination sites with the ability to negotiate highly favorable terms under which Overture services search traffic. Additionally, we believe competitive pressure in our core paid placement business will continue to create upward pressure on our traffic acquisition costs.

International Expansion

          We launched our commercial search marketplace in the United Kingdom in November 2000, Germany in February 2002, France in September 2002, Japan in December 2002, South Korea in April 2003 and Italy in May 2003. We anticipate launching additional commercial search services in Spain, Austria, the Netherlands, Switzerland and Scandinavia during 2003. Although we expect to be able to use our experience in the United States and other markets in conducting this expansion, we expect that our international expansion will require continued investment to build internal infrastructure, as well as grow our advertiser and affiliate bases overseas. We expect to incur losses from our international operations of approximately $25 million to $30 million for the fiscal year 2003.

Acquisitions

     On April 21, 2003, Overture completed its purchase of the Web search unit of Fast Search and Transfer ASA (“Fast”), a Norway based developer of search and real-time filtering technologies, for $70 million in cash, plus a contingent performance-based cash incentive payment of up to $30 million over three years on a volume based metric measured quarterly.

     On April 25, 2003, Overture acquired the business of AltaVista, a provider of search services and technology, for $60 million in cash and $82.7 million in common stock issued based on the average stock price for the two days before and after the measurement date of February 19, 2003 when the number of shares to be issued was fixed and determinable.

     AltaVista and Fast both use algorithmic search technology to crawl the Web and return relevant search results in response to users’ queries through syndication networks or through their Web sites, AltaVista.com and alltheweb.com. We believe these technologies complement our own commercial search technology and will enhance our core paid placement search business, as well as allow us to develop new products and services for our advertisers and affiliates.

New Product Development

     In June 2003, we launched Content Match, our new contextual advertising product that places our search results on relevant content pages of our distribution partner’s Web sites.

     We expect that the development of new product lines, including Web search, contextual, local search and analytics will require additional investments for fiscal year 2003. Because these products are new and untested, it is difficult to determine the impact these new products will have on our revenue and results of operations.

RESULTS OF OPERATIONS

     Revenue. We generate revenue primarily from our paid placement product in which advertisers pay for priority placement within our search results and when a user clicks on an advertiser’s listing upon rendering of our results. We refer to these clicks as paid introductions. Paid placement revenue is recognized when earned based on paid introduction activity to the extent that the advertiser has deposited sufficient funds with us or collection is probable. Revenue from our other products is recognized when earned, collection is probable and there are no future performance commitments. Revenue was $265.3 million for the three months ended June 30, 2003 compared to $152.5 million for the three months ended June 30, 2002. Revenue was $490.1 million for the six months ended June 30, 2003 compared to $295.3 million for the six months ended June 30, 2002. The increase was the result of the growth in our key constituents, our affiliates, advertisers and consumers, which drive the number of paid introductions and average price per paid introduction.

     We believe the increase in the worldwide number of paid introductions from 515 million in the three months ended June 30, 2002 to 646 million in the three months ended June 30, 2003 was primarily due to increased search traffic from our affiliates resulting from expanding implementations with existing affiliates and the addition of new affiliates. The average price per paid introduction increased from $0.30 during the three months ended June 30, 2002 to $0.40 during the three months ended June 30, 2003, we believe, as a result of growth of our advertiser base creating increased competition for placement, and as a result of improved account management, new product initiatives rolled out during 2002 and broader acceptance of paid placement search. The number of advertisers increased from approximately 67,000 in June 2002 to approximately 95,000 in June 2003.

     It is difficult to forecast the future growth of the average price per paid introduction, as advertisers primarily determine the price paid. We cannot assure you that the average price per click will continue to increase and if it does increase, at what rate, or that it will not decrease from prior levels. Our growth and results depend on our ability to increase the price per paid introduction, the number of advertisers who use our service and the amount our advertisers spend on our service. As we develop and implement new or improved revenue generating search efforts, growth in new products may provide new revenue, but at a lower price per click. For example, some initiatives designed to increase listings on less popular search terms that carry lower prices may increase the number of paid clicks, but lower the overall reported average price per paid introduction. We typically experience seasonality, whereby the second and third quarters of the calendar year experience relatively lower traffic than the first and fourth quarters. We did not experience this decrease in the second quarter as we believe the war in Iraq reduced the number of commercial-related searches in the first quarter. This seasonal effect is difficult to predict, but we believe what we experience is reflective of general internet usage in the United States. Traffic from affiliates varies as we enter into new agreements and existing agreements are renewed or expire. We anticipate these variables will fluctuate, affecting our growth rate and results.

     During the three months ended June 30, 2003, we earned approximately 63% of our total revenue from advertisers who received paid introductions through Overture as supplied by Microsoft (primarily msn.com and MSN Panel on Microsoft’s Internet Explorer) and Yahoo!. There were no other individual affiliates who supplied Overture paid introductions, which individually resulted in revenue from advertisers greater than 10% of our total revenue for the three months ended June 30, 2003.

     Several new, expanded and renewed affiliate relationships were signed during the three months ended June 30, 2003. These agreements include MSN for Korea and other countries and Lycos Inc. We also signed a two-year agreement with Sympatico to provide its full suite of search products that includes paid placement, algorithmic search and paid inclusion. In addition, we grew our distribution network through the launch of Content Match, adding new partners such as Edmunds.com. Subsequent to the three months ended June 30, 2003, we have extended our U.S. search distribution with Hewlett Packard Co. for an additional year and expanded the agreement to include Canada. During the three months ended June 30, 2003, several affiliates terminated their relationships or gave notice that they would be terminating their relationships with Overture. These agreements include Epinions, Iwon (and related Excite properties), Netscape , Bellsouth, Go and Search-a-lot. Certain affiliates are considering whether or not they will exercise rights to terminate their commercial affiliate agreements in connection with the proposed merger with Yahoo!. TOnline has stated an attempt to terminate the relationship immediately as a result of the proposed merger with Yahoo!. We earned less than 1% of our total revenue from advertisers who received paid introductions through Overture as supplied by TOnline for the three months ended June 30, 2003.

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

     Search Serving. Search serving costs consist primarily of costs associated with serving our search results, maintaining our Web site and fees paid to outside service providers that provide and manage our unpaid listings. Costs associated with serving our search results and maintaining our Web site include depreciation of Web site equipment, co-location charges for our Web site equipment, bandwidth, software license fees and salaries of related personnel. Search serving costs were $17.3 million for the three months ended June 30, 2003 compared to $8.7 million for the three months ended June 30, 2002. The search serving costs were $30.2 million for the six months ended June 30, 2003 compared to $14.7 million for the six months ended June 30, 2002. The increase was primarily due to an increase in the number of personnel required to support our services and increased hardware and software costs as a result of increased traffic, the acquisitions of Keylime, AltaVista and Fast and our international expansion efforts. We anticipate search serving costs to continue to increase as our traffic and number of advertisers increase and we expand our product offerings.

     Traffic Acquisition. Traffic acquisition costs relate to payments made to our affiliates that have integrated our search service into their sites or that direct consumer and business traffic to our Web site. There are generally three economic structures of the affiliate agreements: 1) fixed payments, based on a guaranteed minimum amount of traffic delivered, which often carry reciprocal performance guarantees from the affiliates, 2) variable payments based on a percentage of our revenue or based on a certain metric, such as number of searches or click-throughs, or 3) a combination of the above. Traffic acquisition costs were $169.1 million (approximately 64% of revenue) for the three months ended June 30, 2003 compared to $81.4 million (approximately 53% of revenue) for the three months ended June 30, 2002. Traffic acquisition costs were approximately $313.1 million (approximately 64% of revenue) for the six months ended June 30, 2003, compared to $158.4 million (approximately 54% of revenue) for the six months ended June 30, 2002. The increase in total traffic acquisition costs was primarily due to the increase in revenue as previously discussed. The percentage increase in the three months ended June 30, 2003 compared to the three months ended June 30, 2002 was primarily due to competition for search traffic as well as a higher mix of traffic from more prominent search destination sites, which typically are able to negotiate and receive a higher than average share of our revenue. We experience increases in traffic acquisition costs due to increased competition and the ability of our large affiliates, as a result of their sizable market share and concentration of search traffic, to negotiate highly favorable terms. We may be obligated to make guaranteed payments to affiliates in the future, as described below in “Liquidity and Capital Resources,” which are often times subject to adjustment based on the performance of the affiliate or Overture relative to certain metrics. If we do not meet our target metrics, then we may be required to make guaranteed payments and traffic acquisition costs as a percentage of revenue may increase.

     The amount of traffic from each of our affiliates has varied, and we expect it will continue to vary, from quarter to quarter and year to year, sometimes significantly. Moreover, while we seek to align economic incentives, most of our affiliate agreements contain limitations and provide varying levels of discretion to the affiliate in the implementation of our service including the degree to which affiliates can integrate our services with their own services. In addition, we have been and are likely to be dependent on searches from a limited number of affiliates. Our constituents, including our affiliates, advertisers and consumers, may be averse to the agreement we entered into to be acquired by Yahoo!. This may affect the implementations we enter into with affiliates other than Yahoo! or these affiliates’ distribution or presentation of our services. In some cases, our other affiliates could terminate their relationship entirely. Our agreements with our affiliates vary in duration, and depending on the agreement, may be terminable upon the occurrence of certain events, including our failure to meet certain service levels, material breaches of agreement terms, changes in control, or in some instances, at will. If any of the foregoing termination events occur, the related agreements could terminate earlier than the expiration date, and/or we may incur additional obligations. Our two largest affiliates, Microsoft and Yahoo! may, in certain circumstances, have the ability to terminate their agreements with us upon a change of control in our ownership. The proposed merger with Yahoo! will constitute a change of control of us.

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

     Marketing, Sales and Service. Marketing, sales and service expenses consist primarily of payroll and related expenses for personnel engaged in marketing, customer service and sales functions; advertising and promotional expenditures; and the cost of systems used to manage and serve advertisers. Marketing, sales and services expenses totaled $21.2 million for the three months ended June 30, 2003 compared to $12.4 million for the three months ended June 30, 2002. Marketing, sales and services expenses were approximately $39.0 million for the six months ended June 30, 2003 compared to approximately $23.9 million for the six months ended June 30, 2002. The increase was primarily the result of increased costs associated with international expansion, payroll for customer service and sales functions, the acquisitions of Keylime, AltaVista and Fast and increased costs associated with advertiser development. We anticipate these costs to increase in the future as we continue to expand internationally, and begin to offer new services.

     General and Administrative. General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel, credit card processing fees, facilities, professional services, insurance and other general corporate expenses. General and administrative expenses were $32.0 million for the three months ended June 30, 2003 compared to $17.3 million for the three months ended June 30, 2002. General and administrative expenses were $56.1 million for the six months ended

June 30, 2003 compared to $33.6 million for the six months ended June 30, 2002. The increase was primarily the result of increased headcount, the acquisitions of Keylime, AltaVista and Fast, increased credit card processing fees due to increased revenue, increased professional fees including costs of litigation, higher insurance costs, and international expansion. We expect general and administrative expenses to increase throughout 2003 due to continuing international expansion and costs to support a multi-product organization. In addition, we expect to see an increase in costs relating to the integration efforts associated with the proposed acquisition by Yahoo! as well as the integration costs associated with our previously completed acquisitions. We believe we will also continue to incur additional credit card processing fees as revenue increases, and we expect an increase in legal and insurance costs.

     Product Development. Product development expenses consist primarily of payroll and related expenses for personnel responsible for the development of features and functionality for our service, as well as for costs incurred in the preliminary project and post-implementation stage of computer software developed for internal use. Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1) requires that costs incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. We capitalized internally developed software costs of $0.8 million and $0.6 million for the three months ended June 30, 2003 and 2002, respectively and $1.6 million and $0.8 million for the six months ended June 30, 2003 and 2002, respectively. Product development expenses were $10.2 million for the three months ended June 30, 2003 compared to $5.0 million for the three months ended June 30, 2002. Product development expenses were approximately $18.0 million for the six months ended June 30, 2003 compared to approximately $9.4 million for the six months ended June 30, 2002. The increase was primarily the result of the acquisitions of Keylime, Fast and AltaVista, our international expansion and investment in new offerings and search initiatives. We expect product development costs will continue to increase as we continue to develop new products and enhance our existing service.

     Reduction in Loss on Litigation Ruling. As of December 31, 2002, we recorded an accrual of $8.7 million relating to an unfavorable interim award in a dispute with a former affiliate, InternetFuel. In April 2003, the final award of $4.8 million was issued resulting in a reduction of $3.9 million, which was recorded as a one-time pre-tax credit in the three months ended March 31, 2003.

     Interest Income, net. Interest income, net consists primarily of earnings on our cash, cash equivalents and short-term and long-term investments, net of interest expense attributable to an accrual relating to the loss on litigation ruling with Internet Fuel. Interest income, net was $0.4 million for the three months ended June 30, 2003 compared to $0.6 million for the three months ended June 30, 2002. Interest income was approximately $1.2 million for the six months ended June 30, 2003 compared to $1.8 million for the six months ended June 30, 2002. The decrease was primarily a result of a decline in interest rates and a decrease in cash and investment balances as a result of the cash paid for the acquisitions of Keylime, AltaVista and Fast.

     Provision For Income Taxes. Overture recorded income tax expense of $7.3 million for the three months ended June 30, 2003 and $18.3 million income tax expense for the six months ended June 30, 2003, as compared to the $10.4 million for the three and six months ended June 30, 2002. The Company recorded income tax expense for the three and six months ended June 30, 2003 greater than the statutory rate primarily due to the impact of the differences in foreign tax rates versus the U.S. tax rates. The difference between the tax expense recorded at June 30, 2002 as compared to June 30, 2003 was primarily due to the release of the valuation allowance recorded against the net deferred tax assets.

     The possibility exists that federal, state, local, or international jurisdictions may impose, or pass new legislation to impose, various taxes on our business, our partners or our affiliates. The effect of these new taxes may make doing business over the Internet less attractive. We cannot predict the impact of these potential tax changes on our business.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities totaled $34.0 million and $39.7 million for the six months ended June 30, 2003 and 2002, respectively. The change was due primarily to a decrease in operating income and increased accounts receivable and prepaid traffic acquisition costs during the six months ended June 30, 2003. Net cash used in investing activities totaled $33.6 million and $62.6 million for the six months ended June 30, 2003 and June 30, 2002, respectively. The change resulted primarily from the acquisitions of Keylime, Fast and AltaVista, partially offset by the sale of short-term and long-term investments. Our capital expenditures for the six months ended June 30, 2003 were $26.1 million.

     Net cash used in financing activities totaled $0.1 million for the six months ended June 30, 2003 and net cash provided by financing activities totaled $10.5 million for the six months ended June 30, 2002. The change resulted from the decrease in the proceeds received from the exercise of stock options and a payment of debt that was acquired in the acquisition of Keylime.

     Our principal sources of liquidity consisted of cash, cash equivalents, short-term investments and long-term investments of $113.4 million as of June 30, 2003 and $250.7 million as of December 31, 2002. We believe that our cash and liquid investment reserves are sufficient to sustain operations at least through the next 12 months. As of June 30, 2003, we were obligated to make guaranteed payments totaling $101.0 million, $290.4 million, $25.5 million and $3.8 million for the remainder of 2003, 2004, 2005 and 2006, respectively, under contracts to provide search services to our affiliates. We lease 128,000 square feet of office space for our corporate offices in Pasadena, California under operating lease agreements expiring in October 2004 with an option to extend the lease for 5 years. We also lease office space in San Mateo, Palo Alto, Irvine and Carlsbad, California, Illinois and New York in the United States, Ireland, United Kingdom, Germany, France, Japan, Norway, Italy, Spain and South Korea. As of June 30, 2003, we were obligated to make total remaining office lease payments of $19.4 million. Additional uses of cash in 2003 may include a contingent performance-based cash incentive payment to Fast based on a volume metric measured quarterly.

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

Income Tax

     Overture has foreign NOL carryforwards available to reduce future foreign income taxes. These NOLs constitute a deferred tax asset. Currently, we believe that it is more likely than not that our foreign NOLs will be realized. Therefore, we have determined that no valuation allowance should be recorded at June 30, 2003 to reduce the deferred tax asset associated with these NOLs. If our international operations do not perform as expected, we could be required to re-evaluate this position in future periods.

Marketing-Related Agreements with our Affiliates

     Overture has arrangements with two affiliates to obtain additional marketing-related services from these affiliates. Overture believes that the pricing of the marketing-related services was determined at arms-length and represents the fair value of the services received by Overture and therefore, the costs are appropriately recorded as marketing costs in the line item, “Marketing, Sales and Service” in the Statements of Operations. If it was determined that the fair value of these marketing-related services was less than the amounts paid by Overture and these costs were more closely related to traffic provided by affiliates, these costs would be considered an expense paid to affiliates and therefore recorded on the line item, “Traffic Acquisition” in the Statements of Operations. If 100% of these marketing expenses were deemed traffic acquisition costs, traffic acquisition costs as a percentage of revenue would have increased by less than 1% for the three and six months ended June 30, 2003.

Loss Contingencies

     We are a defendant in several litigation matters. Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” requires an estimated loss to be accrued when a loss is both probable and can be reasonably estimated. We determine the probability of loss and the estimation of the amount of loss through an analysis of potential results, considering a combination of litigation and settlement strategies in consultation with outside counsel. If we were to incur a significant loss in litigation for which we had not provided a sufficient reserve, it could materially harm our results of operations.

RISKS THAT COULD AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Failure to complete the proposed merger with Yahoo! could adversely affect our stock price and future business and operations.

          Our business and results of operations could be affected by our announced merger with Yahoo!. On July 14, 2003, we announced that we had entered into a definitive agreement for Yahoo! to acquire Overture. The announcement of the merger could have an adverse effect on our revenue in the near-term if we are unable to negotiate, enter into or renew sources of traffic through affiliate agreements as a result of the pending consummation of the planned merger. While we are attempting to mitigate this risk through communications with our current and prospective advertisers, vendors and affiliates, current and prospective advertisers, vendors and affiliates could be reluctant to use our services due to potential uncertainty about the direction of the combined company’s product offerings and its support and service of existing products. For example, Yahoo! runs a significant destination portal site that competes with some of our affiliates. To the extent that our other affiliates believe that Yahoo! is a competitor, they may be less likely to do business with us. To the extent that our announcement of the merger creates uncertainty among current and prospective advertisers, vendors and affiliates and they delay decisions pending consummation of the planned merger, our results of operations and ability to operate profitably could be negatively affected.

          We may suffer additional consequences if the merger with Yahoo! were not to be completed. The merger is subject to several closing conditions, including receipt of regulatory approvals and approval of Overture’s stockholders, and Yahoo! and Overture may not be able to obtain these approvals on a timely basis or at all. If the planned merger with Yahoo! is not completed, we could suffer a number of consequences that may adversely affect our business, results of operations and stock price, including the following:

•	we would not realize the strategic benefits we expect from becoming a part of a combined company with Yahoo!, including a potentially enhanced financial position;

•	activities relating to the merger and related uncertainties may divert our management’s attention from our day-to-day business and cause disruptions among our employees and to our relationships with customers and affiliates, thus detracting from our ability to grow revenue and minimize costs and possibly leading to a loss of revenue and market position that we may not be able to regain if the transaction does not occur;

•	the market price of our common stock could decline following an announcement that the merger has been abandoned, to the extent that the current market price reflects a favorable market assumption that the merger will be completed;

•	we could be required to pay Yahoo! a termination fee of $65.0 million and provide reimbursement to Yahoo! for certain costs incurred. If there is a subsequent change of control of Overture, at Yahoo!’s election, Overture may be required to modify the terms of its commercial agreement with Yahoo! or pay Yahoo! certain fees and issue Overture stock to Yahoo!;

•	we would remain liable for our costs related to the transaction, such as legal and accounting fees and a portion of the investment banking fees;

•	we may not be able to continue our present level of operations and therefore would have to scale back our present level of business and consider additional reductions in work force;

•	we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures; and

•	certain officers and key employees may not continue their employment.

          In connection with the proposed merger, Yahoo! and Overture expect to file a proxy statement/prospectus with the Securities and Exchange Commission. The proxy statement/prospectus will be mailed to all holders of our stock and will contain important information about us, Yahoo! and the proposed merger, risks relating to the merger and the combined company, and related matters. We urge all of our stockholders to read the proxy statement/prospectus when it becomes available.

Although Yahoo! and Overture expect that the merger will result in benefits to the combined company, the combined company may not realize those benefits because of integration and other challenges.

     The failure of the combined company to meet the challenges involved in integrating the operations of Yahoo! and Overture successfully or otherwise to realize any of the anticipated benefits of the merger could seriously harm the results of operations of the combined company. Realizing the benefits of the merger will depend in part on the integration of technology, operations, and personnel. The integration of the companies will be complex, time-consuming and potentially expensive process that, without proper planning and implementation, could significantly disrupt the businesses of Yahoo! and Overture. The challenges involved in this integration include the following:

•	combining product and service offerings;

•	coordinating research and development activities to enhance introduction of new products and services;

•	preserving advertising, affiliate and other important relationships of both Yahoo! and Overture and resolving potential conflicts that may arise;

•	minimizing the diversion of management attention from ongoing business concerns;

•	persuading employees that the business cultures of Yahoo! and Overture are compatible, maintaining employee morale and retaining key employees;

•	coordinating and combining overseas operations, relationships and facilities, which may be subject to additional constraints imposed by local laws and regulations; and

•	managing a complex integration process shortly after the completion of other independent acquisitions by each of Yahoo! and Overture.

     The combined company may not successfully integrate the operations of Yahoo! and Overture in a timely manner, or at all, and the combined company may not realize the anticipated benefits or synergies of the merger to the extent, or in the timeframe, anticipated. The anticipated benefits and synergies are based on projections and assumptions, not actual experience, and assume a successful integration. In addition to the integration risks discussed above, the combined company’s ability to realize these benefits and synergies could be adversely impacted by practical or legal constraints on its ability to combine operations.

The shares of Yahoo! common stock that Overture stockholders will receive as part of the merger consideration may not maintain their value.

     At the closing of the merger, each share of Overture common stock will be exchanged for $4.75 in cash and 0.6108 of a share of Yahoo! common stock. There will be no adjustment in the number of shares of Yahoo! common stock or cash distributed to Overture stockholders because of changes in the market price of either Yahoo! common stock or Overture common stock. Accordingly, the specific dollar value of Yahoo! common stock that Overture stockholders will receive upon the merger’s completion will depend entirely upon the market value of Yahoo! common stock at the time the merger is completed. This value may substantially decrease from the date proxies are submitted. Moreover, completion of the merger may occur some time after Overture stockholder approval has been obtained. In addition, Overture may not terminate the merger agreement, or refuse to complete the merger solely because of changes in the market price of Yahoo! common stock or Overture common stock. The share prices of Yahoo! common stock and Overture common stock are by nature subject to the general price fluctuations in the market for publicly traded equity securities, and the prices of both companies’ common stock have experienced significant volatility in the past. Neither Yahoo! nor Overture can predict or give any assurances as to the respective market prices of its common stock at any time before or after the completion of the merger.

In order for our paid placement business to be successful, we must continue to maintain and grow our advertiser, consumer and business, and affiliate constituencies.

     Our growth depends, in part, on the maintenance of a critical mass of advertisers, consumers, affiliates and traffic generated by our sites. Such a critical mass encourages increased participation in our paid placement search marketplace and our destination sites. To the extent that we experience a decline in the growth or number of any one or all constituents, the value of our service to one or more of our other constituencies could be harmed, and our revenues or business could be adversely affected. A continued decline would seriously harm our revenues and business.

     Our ability to increase the volume of transactions on our service and the amounts bid by our advertisers is dependent upon building and maintaining a substantial base of advertisers and consumers. Many potential advertisers have only limited experience advertising on the Internet and have not devoted a significant portion of their advertising expenditures to Internet advertising. Periodically, we introduce new initiatives, service programs or rules that affect the bidding process, search term selection rules, editorial policies and search methodology or other components of our services. Advertisers may dislike the effect of these new initiatives, programs or changes that may cause advertisers to cease advertising with us, or reduce their level of spending. Advertisers may dislike new traffic sources Overture adds, or may dislike the quality of traffic, and therefore cease advertising with us or reduce their level of spending. Advertiser attrition or reduction in advertiser spending could have a material adverse effect on our business. Our affiliates may have specific rules that prohibit some advertisers from participating in our services, which may affect our ability to maintain and grow our advertiser base. In addition, our services may not achieve significant acceptance by consumers. Among other things, because our paid placement services prioritize search results based on advertising bids associated with keywords rather than other search and retrieval approaches, consumers may not use this service because they perceive our results to be less objective or not as relevant as those provided by other search methods. Failure to achieve and maintain a large and active base of advertisers and consumers could have a material adverse effect on our business, operating results and financial condition.

     We believe that our success in penetrating our target markets depends in part on our ability to further develop and maintain relationships with affiliates, which provide their users with our services on their sites or direct their traffic to our Web site. We believe these relationships are important to facilitate broad market acceptance of our services and enhance our sales. Our ability to attract users to our services is dependent upon the growth of our affiliate network. Our success depends in part on the success of, and our relationships with, our affiliates. As part of our ongoing relationship with our affiliates, we may introduce new services, new implementation and/or new variations of our services our affiliates may not want. In addition, our affiliates may not regard us as significant for their own businesses or they may regard us as competitors to their businesses. Therefore, they could reduce their commitment to us or terminate their respective relationships with us, pursue other partnerships or relationships, or attempt to develop or acquire products or services that compete with our services. Our success also depends in part on the success of our affiliates and, in particular, their ability to generate search traffic. New third party software developments and competition from companies with whom we do not have a relationship may lead to deterioration of searches supplied to us by our affiliates. If we are unable to successfully develop and maintain relationships with affiliates and/or our affiliates’ search business deteriorates, our business, operating results and financial condition could be materially and adversely affected.

     Since we rely on a limited number of affiliates for our paid introductions, consolidation among affiliates or potential affiliates, or an acquisition of one or more affiliates by competitors could harm our operating results, cause us to lose our relationships with those affiliates, and reduce our competitive position. For example, if a third party acquires one of our affiliates, we may lose our relationship with our affiliate in favor of a competitor. In some cases, these third parties have exclusive relationships with our competitors that would prohibit our affiliate from continuing a relationship with us after they are acquired. If one of our existing affiliates combined with another one of our affiliates, it would likely increase the negotiating power of these affiliates relative to us and, as a result, our financial results may suffer. We believe that consolidation among Internet sites will continue in the future, particularly as smaller firms have difficulty raising capital in a poor economic environment. This consolidation, particularly among search sites, coupled with the recent increase in competition, may place pressure on our margins, which would harm our business.

We may not be successful in introducing new products and services.

     In connection with the recent acquisitions of the businesses of AltaVista and Fast’s Web search unit, we have begun offering algorithmic and paid inclusion search services, both on a stand-alone basis and together with our paid placement search service. Additionally, in June 2003, we launched Content Match, our new contextual advertising product that places our search results on relevant content pages of our distribution partner’s Web sites. Although complementary to our existing paid placement business, these search services require different technological and marketing capabilities, and present different risks, from our existing business. We have limited experience in operating and marketing algorithmic, paid inclusion and content match search service businesses. Our success in these new businesses depends in part on our relationships with existing users of such algorithmic, paid inclusion and content match search services and on the quality of such search services, as well as our ability to successfully offer such services to members of our affiliate network. If our affiliates or end-users of these search services do not find our search results to be of high quality or do not wish to use such services, our revenues or business could be adversely affected. We may not be successful in maintaining the users of our search site. If there is a continuing decline in our users, it may adversely affect our business. In addition, the quality of our algorithmic search service could impact demand for our paid placement search services to the extent that our affiliates choose to do business with only a single search provider. In addition, in order to obtain and maintain demand for our new algorithmic and paid inclusion search services, we must continually invest in improving search relevance, speed and other aspects of our technology. If we do not continually improve our overall search service, our business could be harmed. Because some of these new products are unproven and rely on new technologies, our forward-looking projections have a higher degree of uncertainty.

     We also plan to launch several new products and services including local search and Web analytics in 2003. These initiatives are new and untested. There may not be a demand for such products and services by any or all of our constituents. If such products and services do not achieve market acceptance, our business could be harmed. In addition, the launch of new products may detract from revenue that could be generated by other products.

We depend on a limited number of sources to direct consumers and businesses to our service to conduct searches.

     The consumers and businesses that conduct searches on our service come primarily from a limited number of sources. Our sources for users conducting searches are members of our affiliate network, including portals, browsers, and other affiliates and our Web sites. Revenue is generated from paid introductions on advertisers’ listings and, generally, the more traffic from any given source, the greater number of paid introductions we will generate.

     During the three months ended June 30, 2003, we earned approximately 63% of our total revenue from advertisers who received our paid introductions as supplied by Microsoft (primarily msn.com and MSN Panel on Microsoft’s Internet Explorer) and Yahoo!. Unfavorable changes in our relationship with these affiliates (including, but not limited to, a change in implementation or placement permitted under our agreements with this affiliates) or loss of either relationship would materially and adversely affect our revenue and results of operations.

     The amount of traffic from each of our affiliates has varied, and we expect it will continue to vary, from quarter to quarter, sometimes significantly. Moreover, while we seek to align economic incentives, most of our affiliate agreements contain limitations and provide varying levels of discretion to the affiliate in the implementation and placement of our service. In addition, we have been, and are likely to be, dependent on searches from a limited number of affiliates. Our constituents, including our affiliates, advertisers and consumers may be averse to the implementations we enter into with other affiliates or these affiliates’ distribution or presentation of our services. Our agreements with our affiliates vary in duration, and depending on the agreement, may be terminable upon the occurrence of certain events, including for our failure to meet certain service levels, for material breaches of agreement terms, for changes in control or in some instances, at will. If any of the foregoing termination events occur, the related agreement could terminate earlier than the expiration date, and/or we may incur additional obligations. Our two largest affiliates, Microsoft and Yahoo! may, in certain circumstances, terminate their agreement with us upon our change of control in our ownership. The proposed merger with Yahoo! will constitute a change of control of us. We may not be successful in renewing any of our affiliate agreements, or if they are renewed, they may not be on as favorable terms. If we are unable to replace traffic from any of our large affiliates, or if our relationship with any of our larger affiliates deteriorates, it could seriously harm our business, financial condition and results of operations. We depend on our affiliates for searches and the loss of any of these affiliates could harm our business, ability to generate revenue and operating results. In addition, we may not be successful in entering into agreements with new affiliates on commercially acceptable terms. As a result of the acquisitions of AltaVista and Fast’s Web search unit, we now operate several destination search sites. If we cannot maintain the traffic at these sites, our business could be harmed.

Our industry is highly competitive, and we may not be able to compete effectively.

     We face competition in three principal areas: (i) distribution of our services; (ii) demand for our services on our affiliates’ Web sites; and (iii) usage of our services by advertisers.

     We compete with companies that provide pay-per-click (global search) advertising services and paid search that are similar to ours. These companies include Espotting Media, Inc., FindWhat, Google, Inc., PRIMEDIA (About.com), Terra Lycos and Yahoo!. In addition, we cannot assure you that another search service will not successfully offer a competitive pay-per-click advertising service. We believe it is likely that there will be additional entrants to the pay-per-click search market, including affiliates who are members of the Overture network. These new competitors will likely compete against us for affiliate arrangements and could cause us to enter into affiliate agreements with less favorable terms or lose current affiliates or not acquire new affiliates, which could reduce our number of click-throughs, increase the amount of revenue shared with affiliates, and reduce total revenues and thereby have a material adverse effect on our business, operating results and financial condition.

     We also compete with providers of other search related services including, among others, Espotting Media, Inc., Google, Inc., MSN, Yahoo!, AOL, Ask Jeeves, Infospace and LookSmart, Ltd.

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

     We also compete with other providers of pay-per-click search services, other search services, internet search providers, other Web sites and advertising networks such as DoubleClick, Inc. and 24/7 Media, Inc., as well as traditional offline media such as television, radio and print and direct marketing companies, for a share of advertisers’ total advertising budgets. Accordingly, we may face increased pricing pressure for the sale of advertisements and direct marketing opportunities, as well as a decrease in demand for Overture services, which could have a material adverse effect on our business, operating results and financial condition.

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

We depend on the growth of the Internet and Internet infrastructure for our future growth.

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

Our acquisitions of AltaVista, Fast’s Web search unit, Keylime and other potential acquisitions could be difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results.

     We recently completed the acquisitions of the businesses of AltaVista, Fast’s Web search unit and Keylime. In addition, we may make investments in or acquire other complementary products, services, technologies and businesses. These acquisitions and investments could disrupt our ongoing business, distract our management and employees and increase our expenses. Acquisitions may expose us to additional contingent liabilities. We could face difficulties in assimilating the personnel and operations of the companies we have recently acquired and those of any future acquisition. In addition, the key personnel of the acquired companies may decide not to work for us. Acquisitions of additional services or technologies also involve risks of incompatibility and the need for integration into our existing services and marketing, sales and support efforts. Previous acquisitions have not been successful. In addition, the acquisitions have added approximately 275 employees in several countries. Even assuming successful integration, we expect that the acquisitions will not be accretive to our earnings until mid-2004. We cannot assure you that we will be able to effectively integrate and operate the businesses of AltaVista and Fast’s Web search unit.

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

We may not be able to successfully integrate the technology and sales forces of Keylime, AltaVista and Fast’s Web search unit.

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

Expansion of our business model will require significant investment and we cannot assure you that these investments will be profitable.

     Our current strategy involves significant investment, including investment in our existing paid placement business through the introductions of new technologies aimed at improving advertiser acquisition and advertiser results, expansion into additional international territories, expansion of our distribution network of affiliates, both in the United States and internationally, and introduction of new search products. This expansion will require us to enter into new markets, continue research and development efforts, hire new personnel and successfully attract new affiliates and advertisers. We cannot assure you that the investments we make in these new strategies will successfully increase our revenues and profits. In addition, the pursuit of multiple initiatives may strain our management and make each of the individual initiatives more risky. If improvements to our existing services and expansion into new businesses are not successful, we believe our business will suffer.

Our quarterly financial results are subject to significant fluctuations because of many factors.

     We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. Our operating results have varied widely in the past, and we expect that they will continue to vary widely from quarter to quarter due to variability in a number of factors, including:

•	demand for our services by advertisers, consumers and businesses, including the number of searches performed by consumers and the rate at which they click-through to paid search results;

•	prices paid by advertisers using our services which, aside from minimum prices, are not determined by Overture;

•	decrease in traffic from our affiliates for any reason and over which we may have limited or no control, including loss of our agreements with affiliates or reduction in demand for the services of affiliates or implementation and placement of our services by our affiliates;

•	our costs of attracting consumers and businesses to use our services, including traffic acquisition costs;

•	costs related to agreements with affiliates;

•	ability to protect our business model from competitors;

•	the percentage of our search listings that are bidded listings;

•	our ability to maintain and grow our affiliate program including amendments, extensions or new affiliate agreements;

•	changes in the mix of commercial and non-commercial search queries on the Internet;

•	seasonal fluctuations in the use of our service, typical of our industry, in which online traffic has typically been lower in the second and third quarters of the calendar year;

•	foreign exchange fluctuations;

•	the amount and timing of operating costs and capital expenditures relating to expansion of our operations;

•	costs and delays in introducing any new services and improvements to existing services;

•	our ability to successfully introduce new products or services;

•	changes in the growth rate of Internet usage and acceptance by users of e-commerce;

•	technical difficulties, system failures, system security breaches, or Internet downtime, some of which may allow affiliates to terminate their agreements with us;

•	laws, government regulations and judicial determinations related to the Internet;

•	our ability to upgrade and develop our information technology systems and infrastructure;

•	our ability to successfully identify and integrate acquisitions;

•	costs related to any acquisitions or dispositions of technologies or businesses;

•	general economic and geopolitical conditions, as well as those specific to the Internet and related industries;

•	market perceptions of our proposed acquisition by Yahoo! and the likelihood of the acquisition being completed;

•	ability to expand and compete internationally; and

•	the timing, acceptance and impact of the release of new search efforts.

Our stock has been volatile and may continue to be volatile in the future, which may limit our operating flexibility.

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

Our limited operating history makes planning for future operations more difficult.

     As a result of our limited operating history, it is difficult to accurately forecast our revenue, and we have limited historical financial data upon which to base planned operating expenses. We plan to increase our operating expenses to expand internationally, expand our marketing and sales operations, broaden our service, extend revenue generating search efforts and customer support capabilities, as well as diversify our offerings. We base our current and future expense levels on our operating plans and estimates of future revenue. Other than a portion of our affiliate costs, our expenses are relatively fixed. Revenue and operating results are difficult to forecast because they generally depend upon the volume of the searches conducted on our service, the terms users search on, the amounts bid by advertisers for search listings on the service and the number of advertisers that bid on the service, each of which we cannot control directly. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall or for the loss of a significant revenue source. In addition, we have only recently begun to expand internationally and create new and untested products, which makes forecasting revenue, expenses and operating results even more difficult. We also may be unable to increase our spending and expand our operations in a timely manner to adequately meet user demand, to the extent such demand exceeds our expectations.

We have experienced significant growth in our business and any failure to manage this growth could damage our business.

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

We face new and additional risks in international markets and we may be unable to successfully execute our business model in international markets.

     One component of our strategy is to expand our operations into selected international markets. For example, we launched our search service for the United Kingdom in November 2000, our German search service in February 2002, our search service for France in September 2002, our search service for Japan in December 2002, our search service in South Korea in April 2003 and our search service in Italy in May 2003. We have plans to launch in several additional international locations. To date, we have only operated internationally in a few countries, and we may be unable to execute our business model in these markets or new markets. Further, foreign providers of competing online services may have a substantial advantage over us in attracting consumers and businesses in their country due to earlier established businesses in that country, greater knowledge with respect to the cultural differences of consumers and businesses residing in that country and/or their focus on a single market. We expect to continue to experience higher costs as a percentage of revenues in connection with the development and maintenance of international online services. International markets we have selected may not develop at a rate that supports our level of investment; therefore, we expect to continue to incur losses in the near term. In particular, international markets typically have been slower than domestic markets in adopting the Internet as an advertising and commerce medium.

     In pursuing our international expansion strategy, we face several additional risks, including:

•	lower per capita Internet usage or lower advertiser spending in many countries abroad, due to a variety of causes such as lower disposable incomes, lack of telecommunications and computer infrastructure and questions regarding adequate online security for e-commerce transactions;

•	relatively small Internet markets in some countries, which may prevent us from aggregating sufficient traffic and advertising revenues and scaling our business model in those countries;

•	lower usage of the Internet for e-commerce transactions, thus limiting the number of advertisers that use our service;

•	entering into affiliate agreements with guaranteed minimum payments that may exceed our revenues;

•	our potential inability to aggregate a large amount of Internet traffic and find and develop relationships with international advertisers, consumers and businesses, and affiliates;

•	competition in international markets from a broad range of competitors including, but not limited to, Espotting, Google, LookSmart and other United States and foreign search engines, content aggregators and portals, some of which have greater local experience or may launch or have launched in markets earlier than we do;

•	click-through rates and price per paid introduction in international markets may not be sufficient to recoup our costs;

•	difficulties in recruiting qualified and knowledgeable staff and in building locally relevant products and services, which could prevent us from aggregating a large advertiser base;

•	foreign laws and regulations, which may vary country by country, that may impact how we conduct our business and provide search results;

•	higher costs of doing business in foreign countries, including different employment laws;

•	trade barriers and unexpected changes and differences in regulatory, tax and legal requirements applicable to Internet services;

•	potential adverse tax consequences if taxing authorities in different jurisdictions worldwide disagree with our interpretation of various tax laws or our determinations as to the income and expenses attributable to specific jurisdictions, which could result in Overture’s paying additional taxes, interest and penalties;

•	technological differences that vary by marketplace, which we may not be able to support;

•	longer payment cycles and foreign currency fluctuations;

•	economic downturns; and

•	revenue growth outside of the United States may not continue at the same rate if it is determined that we have already launched our service in the most significant markets.

     One or more of these factors could have a material adverse effect on our future international operations and, consequently, on our business, operating results and financial condition.

A significant portion of our revenue is concentrated among a small portion of advertisers.

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

     Prior to the three months ended September 30, 2001, we had a history of losses and we cannot assure you we will not incur net losses again in any particular future period. Although we had net income of $18.8 million for the six months ended June 30, 2003 and net income of $73.1 million and $20.2 million for the years ended December 31, 2002 and 2001, respectively, we had net losses of $458.6 million for the year ended December 31, 2000. Because our expense levels are relatively fixed in the short term and include guaranteed payments to some of our affiliates, if our revenues do not keep pace with our expense levels, we may not sustain or increase profitability in any particular quarter or we may incur losses again. We expect to continue to increase our marketing, sales and service, general and administrative, research and development and technology related expenses and we cannot be certain that revenue will continue to grow. If our revenue growth does not continue, we may experience a loss in one or more future periods and it may as a result cause our stock price to decline. This may, in turn, impact our ability to implement our business strategy.

We face risks of claims for our services, including trademark infringement and similar claims from third parties.

     Our services operate in part by making Internet services and content available to our users. This creates the potential for claims to be made against us, either directly or through contractual indemnification provisions with third parties. These claims might, for example, be made for defamation, negligence, copyright, trademark or patent infringement, personal injury, invasion of privacy or other legal theories under different jurisdictions. Allegations are made against us from time to time concerning these types of claims.

     For example, we are in litigation with companies JR Cigar, Mark Nutritionals, Pets Warehouse, Spreen Inc., McCoy Motor Co., Apaulo Inc., Puente Hills Imports, Superior Auto of Carson LLC and Mycar.com that have alleged that allowing advertisers to bid on certain search terms constitutes trademark infringement.

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

     The laws and regulations applicable to the Internet, our services and the territorial markets in which we operate are evolving. The application to our business is unclear and, depending on how these laws and regulations are changed or applied, could damage our business. There are currently relatively few laws or regulations directly applicable to Internet access, commerce or Internet search. Due to the increasing popularity and use of the Internet, state and federal agencies and foreign governments are currently proposing, and may in the future propose or adopt, additional laws and regulations regarding the Internet or the conduct of business on the Internet. The laws and regulations cover or may in the future cover issues such as user privacy, defamation, database protection, user protection, pricing, taxation, content regulation (including, for example, obscenity and gambling), quality of products and services, and intellectual property ownership and infringement. In addition, we might be required to comply with existing laws regulating or requiring licenses for certain businesses of our advertisers including, for example, distribution of pharmaceuticals, alcohol, tobacco or firearms, as well as insurance and securities brokerage and legal services. These laws and regulations could expose us to substantial compliance costs and liability, as well as dampen the growth in use of the Internet, decrease the acceptance of the Internet as a communications and commercial medium, or require us to incur significant expenses to comply with any new regulations. In response to these laws and regulations, whether proposed or enacted, as well as public opinion, we may also elect to limit the types of advertisers or advertisements included in its search service, which could in turn decrease the desirability of our service and reduce its revenues.

     The Federal Trade Commission (FTC), in response to a petition from a private organization, has been reviewing the way in which the search engine industry discloses paid placement or paid inclusion practices to the user. In 2002, the FTC staff issued guidance on the matter in the form of letters to the petitioner and to members of the industry, including Overture and AltaVista Company. The letters stated the staff’s position on what disclosures are necessary to avoid misleading users about the effect payments to the search engine may have on the inclusion or ranking of listings in the search results. This guidance may differ from the existing practices of some in the industry, including our practices and those of some of our affiliates. The FTC has not yet taken any enforcement action against us or any of our affiliates. If the FTC were to take enforcement action that resulted in changes in the labeling or other disclosure of our paid placement listings, it may reduce the desirability of our services and our business and the business of some of our affiliates could be harmed. In addition, Overture and some of our affiliates have adjusted the nature of the disclosures on a voluntary basis, or are likely to do so in the future, and such disclosures may reduce the desirability of our services, which could adversely affect our business.

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

We are exposed to risks associated with credit card fraud, credit payment and sudden loss of advertisers.

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

     Some of our advertisers have limited operating histories, are operating at a loss, have limited cash reserves or have limited access to capital. If an advertiser experiences financial difficulties, the advertiser may stop advertising suddenly or may lack the ability to pay amounts owed to us. In addition, in some instances, we extend credit to advertisers who may default on their accounts receivable. If any significant part of our advertiser base experiences financial difficulties, is not commercially successful, or is unable to pay our advertising fees for any other reason, our business, operating results and financial condition will be materially and adversely affected.

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

We are dependent upon our computer and communication systems.

     Our business depends on our ability to provide high capacity data transmission without system downtime and upon our transaction processing systems and network infrastructure. We rely on third parties to provide data transmission capacity. Consolidations within this industry, or if our providers experience financial instability or become insolvent, could impact our system availability and could have an adverse effect on our business. Furthermore, we rely on many different software applications, some of which have been developed internally. If these hardware and software systems fail, it would adversely affect our business and results of operations. If we receive a significant unexpected increase in usage and are not able to rapidly expand our transaction-processing systems and network infrastructure without any systems interruptions, it could seriously harm our business. We have experienced occasional systems interruptions in the past and we cannot assure you we will not incur any such interruption in the future.

Our business could be significantly impacted by the occurrence of natural disasters and other catastrophic events.

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

     A catastrophe in any of our business centers or serving sites, in particular, those in California, could cause interruption to our service, including but not limited to, the services requiring customer service, editorial, data processing and other managerial functions as a result of incapacitation to people, processes or systems. We do not have back-up sites for our main U.S. and European customer operations centers and editorial department that are located in California and Ireland. An interruption in our ability to provide customer support and editorial services would adversely affect our business. The occurrence of a natural disaster or unanticipated problems at our principal headquarters or at a third-party facility could cause interruptions or delays in our business, loss of data or could render us unable to provide some services. In addition, failure by the third-party facility to provide the data communications capacity required by us, as a result of human error, natural disaster or other operational disruptions, could cause interruptions in our service. Our California and Washington State sites exist on or near known earthquake fault zones and a significant earthquake could cause an interruption in our services. The occurrence of any or all of these events could adversely affect our reputation, brand and business, which could have a material adverse effect on our business, operating results and financial condition.

Our executive officers and certain key personnel are critical to our business, and these officers and key personnel may not remain with us in the future.

     Our future success depends upon the continued service of our executive officers and other key technology, marketing, sales and support personnel. None of our officers or key employees are bound by an employment agreement for any specific term. If we lose the services of one or more of our key employees, or if one or more of our executive officers or employees decide to join a competitor or otherwise compete directly or indirectly with us, this could have a material adverse effect on our business, operating results and financial condition. The announcement of our acquisition by Yahoo! may cause some of our executives to discontinue employment with Overture or some executives may discontinue employment subsequent to the close of the acquisition.

We may not be able to protect our Internet domain names or intellectual property rights upon which our business relies.

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

Our charter documents, change of control severance agreements with our management and terms of our affiliate agreements may make it more difficult to acquire us.

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

     We require substantial working capital to fund our business. In addition, our new business initiatives will require significant capital outlays relating to integration of acquired businesses and research and development related to new product offerings. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the rights of our common stock, and our stockholders may experience additional dilution. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. We experienced negative cash flow from operations from our inception through the first quarter of 2001, and we could experience negative cash flow from operations in the future. We currently anticipate that our available funds will be sufficient to meet our anticipated needs for working capital and capital expenditures at least through the next 12 months. However, we may choose to raise additional funds in the future.

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

     Investments in both fixed rate and floating rate interest earning instruments carry varying degrees of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest rate risk than fixed rate securities, floating rate securities may produce less income than expected if interest rates decrease. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if securities are sold that have declined in market value due to changes in interest rates. As of June 30, 2003, our fixed income investments had an unrealized gain of $0.1 million. Assuming an average investment balance of $182.1 million, if rates were to increase (decrease) by 100 basis points, this would translate to an increase (decrease) in interest income of $1.8 million annually.

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

ITEM 4. CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in internal controls over financial reporting. During the quarter, we acquired the businesses of AltaVista and Fast and are integrating their financial reporting systems into ours. Except for these acquisitions, there was no change in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Overture is currently in separate litigations with Google and FindWhat in which Overture is alleging that these parties infringe on our U.S. Patent No. 6,269,361 (“the ’361 Patent”) entitled “System And Method For Influencing A Position On A Search Result List Generated By A Computer Network Search Engine.” The ’361 Patent protects various features and innovations relating to bid-for-placement products and Overture’s paid placement search technologies, including our DirecTraffic Center account management system and tools. In each litigation, the respective parties, Google and FindWhat, have alleged invalidity and unenforceability of the ’361 Patent. In addition, FindWhat has also alleged that the Company has violated the Sherman Act, 15 U.S.C. § 2. When the validity and enforceability of the ’361 Patent is determined, in either litigation, that determination may have a material effect on our competitive position.

     The complaint against FindWhat was filed on January 25, 2002, in the United States District Court for the Central District of California. The lawsuit charges FindWhat with willful infringement of the ’361 Patent. Overture also seeks a permanent injunction against FindWhat, an award of increased damages, and an award of attorney’s fees, costs and expenses. Also on January 25, 2002, FindWhat served Overture with an amended complaint filed in the United States District Court for the Southern District of New York for declaratory judgment of invalidity, unenforceability and non-infringement relating to our ’361 Patent. On February 13, 2003, the New York Court ordered FindWhat’s declaratory judgment action to be transferred to the Central District of California. Subsequently, after transfer, FindWhat dismissed its action in favor of the Company’s California action, which is now the only case pending between the parties. FindWhat answered the Company’s Complaint on March 25, 2003, and asserted counterclaims alleging non-infringement, invalidity and unenforceability of the Company’s patent as well that Overture has violated the Sherman Act, 15 U.S.C. § 2. On April 17, 2003, the Company filed its reply and denied the allegations of these counterclaims. The parties continue to progress through the discovery process.

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

     Overture is a defendant in three trademark infringement actions (JR Cigar, Mark Nutritionals and Pets Warehouse). In addition, AltaVista is also a defendant in a trademark infringement action by Mark Nutritionals. The plaintiffs in these cases allege that they have trademark rights in certain search terms and that Overture violates these rights by allowing competitors of the plaintiffs to bid on these search terms. The amount of damages that are claimed and, if awarded, in one or more of these lawsuits might have a material effect on our results of operations, cash flow or financial position. We believe that we have meritorious defenses to liability and damages in each of these lawsuits and we are contesting them vigorously. If Overture were to incur one or more unfavorable judgments that in themselves are not material, or if there were a development in the law in a similar case to which we are not a party that was negative to Overture’s position, we might as a result decide to change the general manner in which we accept bids on certain search terms and this change might have a material adverse effect upon the results of operations, cash flows or our financial position.

     The Company has also been named as a defendant in six trade name infringement actions filed in Los Angeles County Superior Court (Spreen Inc., McCoy Motor Co., Apaulo Inc., Puente Hills Imports, Superior Auto of Carson LLC and Gordon Automotive Group, Inc.). The plaintiffs in these actions have alleged, among other things, that they have rights in certain search terms and that the Company violates these rights by allowing other entities to bid on these search terms. The complaints contain causes of action for trade name infringement and dilution, trademark infringement and dilution, service mark infringement and dilution, unfair business practices, intentional interference with prospective business advantage, negligence, injunction, declaratory relief, constructive trust and conspiracy. Unspecified compensatory and punitive damages as well as injunctive relief is sought. We believe we have meritorious defenses to the complaints and are vigorously defending the actions.

The following sets forth the details concerning the four trademark cases that have been filed against Overture based on its acceptance of bids on certain search terms. The plaintiffs in each seek monetary damages, including attorney’s fees and costs.

Date Instituted	Plaintiff	Venue

October 2, 2000	800-JR-Cigar, Inc.	United States District Court for the District of New Jersey

January 28, 2002	Mark Nutritionals*	United States District Court for the Western District of Texas

October 8, 2002	Robert Novak, doing business as Pets Warehouse and PetsWarehouse.com	United States District Court for the Eastern District of New York

January 28, 2002	Mark Nutritionals* (AltaVista)	United States District Court for the District for the Western District of Texas

July 8, 2003	Spreen Inc.	Los Angeles County Superior Court

July 8, 2003	McCoy Motor Co.	Los Angeles County Superior Court

July 7, 2003	Apaulo Inc.	Los Angeles County Superior Court

June 24, 2003	Puente Hills Imports	Los Angeles County Superior Court

June 24, 2003	Superior Auto of Carson LLC	Los Angeles County Superior Court

July 7, 2003	Gordon Automotive Group, Inc.	Los Angeles County Superior Court

     *     In September 2002, Mark Nutritionals filed for protection under Chapter 11 of the bankruptcy code, and in February 2003, the U.S. Trustee moved to convert the filing to Chapter 7 of the bankruptcy code.

     The following sets forth details regarding other litigation, which may be material to Overture.

     On June 19, 2001, InternetFuel.com, Inc. filed a complaint against Overture in the Superior Court of the State of California for the County of Los Angeles. The complaint alleges that Overture wrongfully terminated an agreement pursuant to which InternetFuel participated in Overture’s affiliate program and that Overture did not properly account for monies owed under that agreement. In December 2001, the Court transferred the case to arbitration. InternetFuel.com thereafter supplemented its claims, alleging fraud under California law. This matter was arbitrated in late December 2002 and early January 2003. On January 10, 2003, the arbitrator issued an interim award. Although the arbitrator found in Overture’s favor on InternetFuel’s claims for fraud and unfair business practices, the arbitrator found for InternetFuel on the breach of contract claim and awarded InternetFuel $8.7 million. As a result of several motions filed by Overture, on April 2, 2003, the Arbitrator issued a Corrected Final Award, reducing the damage award against Overture to $4.8 million. On May 20, 2003, the Superior Court granted InternetFuel’s petition to confirm the arbitration award. On June 4, 2003, the Court entered a judgment on the arbitration award in favor of InternetFuel and against the Company in the amount of $4.8 million, plus interest of $0.1 million. The Company has appealed the Court’s ruling and deposited $7.3 million with the Court in lieu of an appeal bond.

     On July 12, 2001, the first of several purported securities class action lawsuits was filed in the United States District Court, Southern District of New York against certain underwriters involved in Overture’s initial public offering, Overture, and certain of Overture’s current and former officers and directors. The Court consolidated the cases against Overture into case number 01 Civ. 6339. Plaintiffs allege, among other things, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 involving undisclosed compensation to the underwriters, and improper practices by the underwriters, and seek unspecified damages. Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin. On April 19, 2002, plaintiffs filed an amended complaint, alleging Rule 10b-5 claims of fraud. On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the Overture IPO litigation, without prejudice. On February 19, 2003, the Court largely denied the motion to dismiss, including the Rule 10b-5 claims against Overture, and Overture remains a defendant in the case. Overture continues to deny the allegations against it, believes that it has meritorious defenses to the amended complaint, and intends to contest the allegations vigorously. The parties have continued to engage in settlement discussions, and the plaintiffs, insurers and defendant issuers (including individual officers and directors) are considering a final draft of a settlement memo of understanding.

     On February 20, 2002, Overture filed a complaint against Did-It.com, Inc. for trespass, unfair competition and violations of the Computer Fraud and Abuse Act. In response to Overture’s complaint, on June 14, 2002, Did-It filed a counterclaim against Overture alleging federal and state antitrust violations, violations of the Unfair Trade Practices Act, fraud and deceit, negligent misrepresentation, false and misleading advertising, unfair competition, interference with contract and prospective economic advantage and violations of California Civil Code Section 1812.600, et.seq. On August 7, 2002, Overture filed a motion to dismiss various claims contained in Did-It’s counterclaim, including claims for antitrust violations. On August 30, 2002, Did-It filed its first amended counterclaim, which omitted some of the antitrust causes of action contained in its initial counterclaim. On October 2, 2002, Overture filed its answer to Did-It’s first amended counterclaim. The parties are entering the early phase of discovery. We believe that we have meritorious defenses to the allegations contained in the counterclaim and is contesting these allegations vigorously.

     In August 2001, Jeffrey Black, a former employee of AltaVista, filed a complaint in Superior Court of the State of California (Santa Clara County) in his individual capacity as well as in his capacity as a trustee of two family trusts against the AltaVista Company and CMGI, Inc. alleging certain claims arising out of the termination of his employment with AltaVista. As set forth in the complaint, Mr. Black is seeking monetary damages in excess of $70 million. We believe that these claims are without merit and are vigorously defending the action. In March 2002, the Court ordered the entire case to binding arbitration in California. An arbitrator was appointed in January 2003 and an arbitration hearing is scheduled to commence on August 13, 2003. On June 3, 2003, Overture was named as a defendant in the State Court action as successor in interest to AltaVista. We filed our answer to the third amended complaint on July 3, 2003, denying the allegations of the third amended complaint and asserting that the action was stayed pending the arbitration hearing.

     On March 11, 2002, Sean Barger filed suit in Superior Court of the State of California against AltaVista and a number of other defendants alleging (1) violation of state securities statutes, (2) fraudulent inducement, deceit, fraud, (3) negligent misrepresentation, (4) unfair competition and (5) breach of fiduciary duty. Mr. Barger is claiming an unspecified amount of damages. Mr. Barger was the principal shareholder of Equilibrium Technologies, Inc. (“Equilibrium”) which was a company purchased by AltaVista’s majority shareholder, CMGI, Inc. Mr. Barger claims that AltaVista and the other defendants made false representations to induce him to allow Equilibrium to be acquired by CMGI. On April 3, 2003, defendants filed their answer to plaintiff’s second amended complaint. The court has set a trial date for January 12, 2004. We believe we have meritorious defenses to Mr. Barger’s amended complaint and intend to defend the action vigorously.

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

     On April 7, 2003, AltaVista was served with a complaint to avoid preferential transfers that was filed in the United States Bankruptcy Court, Northern District of Illinois. MarchFirst filed a voluntary bankruptcy petition on April 12, 2001 and on July 16, 2001 a Trustee was appointed under chapter 7 of the Bankruptcy Code. The Trustee seeks return of payments of approximately $0.6 million that AltaVista received within 90 days of the filing of the bankruptcy petition. These payments were in connection with advertisements displayed on AltaVista’s Web site on behalf of MarchFirst advertisers. AltaVista has provided the Trustee with a letter outlining defenses against the demand because these payments were made in the ordinary course and were earmarked for payment to AltaVista. We believe we have meritorious defenses to the complaint and are vigorously defending the action.

     On July 17, 2003, Bubble My Wedding and Connie Ciccone filed a complaint in the Federal District Court in Cincinnati against Overture, American Express Company and Huntington Bank. The complaint contains claims for breach of contract, fraudulent conveyance, tortious interference with business, fraud and misrepresentation, racketeer influencing and corrupt organizations, and other tortious conduct based on the alleged misappropriation of monies and properties. Claims are brought by former Company advertiser regarding disputed advertising charges. We believe we have meritorious defenses to the complaint and are vigorously defending the action.

     AltaVista is indemnifying its Brazilian law firm, Lobos & Ibeas, after it was sued by Bianca Rothier, a Brazilian fashion model, in the Eighth Civil Court of the State of Rio de Janeiro in Brazil for “moral damages” caused by the display of her name in connection with adult content Web sites in AltaVista search results. Lobos & Ibeas registered the AltaVista.br domain name on behalf of AltaVista and was named as defendant in the suit on that basis. Defendants have raised their defenses to the complaint and plaintiff has recently presented her reply to those defenses. We believe we have meritorious defenses to the complaint and are vigorously defending the action.

     We may also be subject to litigation brought against us in the ordinary course of business.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

EXHIBIT
NUMBER	DESCRIPTION

2.1	Asset purchase agreement by and among Overture, AltaVista Company, Aurora I, LLC (a wholly-owned limited liability company of AltaVista) and CMGI, Inc. dated as of February 18, 2003 (1)

2.2	Registration rights agreement between Overture and AltaVista dated as of February 18, 2003 (2)

2.3	Asset purchase agreement by and among Overture, Fast Search and Transfer ASA and U.S. Bank, National Association dated as of February 25, 2003 (3)

2.4	Intellectual Property License Agreement by and among Overture, Fast Search and Transfer ASA and certain other parties, dated as of February 25, 2003(4)

2.5	Agreement and Plan of Merger, dated as of July 14, 2003, by and among Yahoo! Inc., July 2003 Merger Corp. and each of certain individual stockholders of Overture Services, Inc.(5)

2.6	Form of Voting Agreement, dated as of July 14, 2003, by and among Yahoo! Inc., July 2003 Merger Corp. and each of certain individual stockholders of Overture Services, Inc.(6)

2.7	Voting Agreement, dated as of July 14, 2003, by and among Yahoo! Inc., July 2003 Merger Corp. and Idealab(7)

2.8	Voting Agreement, dated as of July 14, 2003, by and among Yahoo! Inc., July 2003 Merger Corp. and Bill Gross (8)

3.1	Amended and Restated Certificate of Incorporation of GoTo.com Inc. (9)

3.2	Certificate of Ownership and Merger Merging Overture Services, Inc. into GoTo.com, Inc. (9)

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Overture Services, Inc. (10)

3.4	Amended and Restated Bylaws of Overture Services, Inc. (11)

3.5*	Amendment to Amended and Restated Bylaws of Overture Services, Inc.

4.1	Specimen Stock Certificate (12)

10.1*	Third Addendum to Overture Search Services Agreement between Overture and Yahoo! effective as of April 25, 2003**

10.2*	Amendment No. 6 to MSN Search Agreement by and among Overture and Microsoft Corporation dated as of December 19, 2001.

10.3*	Amendment No. 7 to MSN Search Agreement by and among Overture Services, Inc. and Microsoft Corporation dated as of December 19, 2001.

10.4*	Amendment No. 8 to MSN Search Agreement by and among Overture Services, Inc. and Microsoft Corporation dated as of December 19, 2001.

10.5*	Offer Letter between Overture and Leonard R. Stein.

10.6	Form of Change of Control Severance Agreement between Overture and Leonard R. Stein (13)

10.7	Form of Indemnification between Overture and Leonard R. Stein (14)

10.8*	Offer Letter between Overture and Brian A.C. Steel

10.9	Form of Change of Control Severance Agreement between Overture and Brian A.C. Steel (13)

10.10	Form of Indemnification between Overture and Brian A.C. Steel (14)

10.11*	Amended and Restated 1999 Employee Stock Purchase Plan

31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer

32*	Section 1350 Certifications

*	Filed herewith.

**	Confidential treatment requested on certain portions of this exhibit.

(1)	Previously filed as Exhibit 2.1 to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 28, 2003 and incorporated by reference herein.

(2)	Previously filed as Exhibit 2.2 to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 28, 2003 and incorporated by reference herein.

(3)	Previously filed as Exhibit 2.3 to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 28, 2003 and incorporated by reference herein.

(4)	Previously filed as Exhibit 2.4 to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 28, 2003 and incorporated by reference herein.

(5)	Previously filed as Exhibit 2.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 14, 2003 and incorporated by reference herein.

(6)	Previously filed as Exhibit 2.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 14, 2003 and incorporated by reference herein.

(7)	Previously filed as Exhibit 2.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 14, 2003 and incorporated by reference herein.

(8)	Previously filed as Exhibit 2.4 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 14, 2003 and incorporated by reference herein.

(9)	Previously filed as Exhibit 3.1 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002 and incorporated by reference herein.

(10)	Previously filed as Exhibit 3.3 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on May 15, 2002 and incorporated by reference herein.

(11)	Previously filed as Exhibit 3.4 to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 28, 2003 and incorporated by reference herein.

(12)	Previously filed as Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 25, 2002 and incorporated by reference herein.

(13)	Previously filed as Exhibit 10.1 to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 28, 2003 and incorporated by reference herein.

(14)	Previously filed as Exhibit 10.12 to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 28, 2003 and incorporated by reference herein.

(b)  Reports on Form 8-K.

     The Company furnished a Current Report on Form 8-K dated April 23, 2003 to report, under Item 9 thereof, that Overture issued a press release for Overture’s first quarter results of operations and financial position. The information in this report shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act, regardless of any general incorporation language in such filing.

     The Company filed a Current Report on Form 8-K dated April 21, 2003 to report, under Item 2 thereof, that Overture completed the purchase of the Web search unit of Fast, a Norway based developer of search and real-time filtering technologies, for approximately $70.0 million in cash, as well as a contingent performance-based cash incentive payment of up to $30 million over three years.

     The Company filed a Current Report on Form 8-K dated April 25, 2003 to report, under Item 2 thereof, that Overture completed the purchase of AltaVista’s business for $60.0 million in cash and 4,274,670 shares of Overture common stock. Overture agreed to file a registration statement for the resale of the shares to be issued to AltaVista.

     The Company filed a Current Report on Form 8-K/A dated April 21, 2003 to report, under Item 2 thereof, that Overture completed the purchase of the Web search unit of Fast, a Norway based developer of search and real-time filtering technologies, for approximately $70.0 million in cash, as well as a contingent performance-based cash incentive payment of up to $30 million over three years. The report included, under Item 7 thereof, the financial statements of the Web search unit of Fast and the Unaudited Pro Forma Condensed Combined Financial Information.

     The Company filed a Current Report on Form 8-K/A dated April 25, 2003 to report, under Item 2 thereof, that Overture completed the purchase of AltaVista’s business for $60.0 million in cash and 4,274,670 shares of Overture common stock. Overture agreed to file a registration statement for the resale of the shares to be issued to AltaVista. The report included, under Item 7 thereof, the financial statements of the AltaVista and the Unaudited Pro Forma Condensed Combined Financial Information.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2003	OVERTURE SERVICES, INC.

	By	/s/ Todd Tappin

Todd Tappin
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

2.1	Asset purchase agreement by and among Overture, AltaVista Company, Aurora I, LLC (a wholly-owned limited liability company of AltaVista) and CMGI, Inc. dated as of February 18, 2003 (1)

2.2	Registration rights agreement between Overture and AltaVista dated as of February 18, 2003 (2)

2.3	Asset purchase agreement by and among Overture, Fast Search and Transfer ASA and U.S. Bank, National Association dated as of February 25, 2003 (3)

2.4	Intellectual Property License Agreement by and among Overture, Fast Search and Transfer ASA and certain other parties, dated as of February 25, 2003(4)

2.5	Agreement and Plan of Merger, dated as of July 14, 2003, by and among Yahoo! Inc., July 2003 Merger Corp. and each of certain individual stockholders of Overture Services, Inc.(5)

2.6	Form of Voting Agreement, dated as of July 14, 2003, by and among Yahoo! Inc., July 2003 Merger Corp. and each of certain individual stockholders of Overture Services, Inc.(6)

2.7	Voting Agreement, dated as of July 14, 2003, by and among Yahoo! Inc., July 2003 Merger Corp. and Idealab(7)

2.8	Voting Agreement, dated as of July 14, 2003, by and among Yahoo! Inc., July 2003 Merger Corp. and Bill Gross (8)

3.1	Amended and Restated Certificate of Incorporation of GoTo.com Inc. (5)

3.2	Certificate of Ownership and Merger Merging Overture Services, Inc. into GoTo.com, Inc. (5)

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Overture Services, Inc. (6)

3.4	Amended and Restated Bylaws of Overture Services, Inc. (7)

3.5*	Amendment to Amended and Restated Bylaws of Overture Services, Inc.

4.1	Specimen Stock Certificate (8)

10.1*	Third Addendum to Overture Search Services Agreement between Overture and Yahoo! effective as of April 25, 2003**

10.2*	Amendment No. 6 to MSN Search Agreement by and among Overture and Microsoft Corporation dated as of December 19, 2001.

10.3*	Amendment No. 7 to MSN Search Agreement by and among Overture Services, Inc. and Microsoft Corporation dated as of December 19, 2001.

10.4*	Amendment No. 8 to MSN Search Agreement by and among Overture Services, Inc. and Microsoft Corporation dated as of December 19, 2001.

10.5*	Offer Letter between Overture and Leonard R. Stein

10.6	Form of Change of Control Severance Agreement between Overture and Leonard R. Stein (9)

10.7	Form of Indemnification between Overture and Leonard R. Stein (10)

10.8*	Offer Letter between Overture and Brian A.C. Steel

10.9	Form of Change of Control Severance Agreement between Overture and Brian A.C. Steel (13)

10.10	Form of Indemnification between Overture and Brian A.C. Steel (14)

10.11*	Amended and Restated 1999 Employee Stock Purchase Plan

31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer

32*	Section 1350 Certifications

*	Filed herewith.

**	Confidential treatment requested on certain portions of this exhibit.

(1)	Previously filed as Exhibit 2.1 to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 28, 2003 and incorporated by reference herein.

(2)	Previously filed as Exhibit 2.2 to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 28, 2003 and incorporated by reference herein.

(3)	Previously filed as Exhibit 2.3 to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 28, 2003 and incorporated by reference herein.

(4)	Previously filed as Exhibit 2.4 to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 28, 2003 and incorporated by reference herein.

(5)	Previously filed as Exhibit 2.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 14, 2003 and incorporated by reference herein.

(6)	Previously filed as Exhibit 2.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 14, 2003 and incorporated by reference herein.

(7)	Previously filed as Exhibit 2.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 14, 2003 and incorporated by reference herein.

(8)	Previously filed as Exhibit 2.4 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 14, 2003 and incorporated by reference herein.

(9)	Previously filed as Exhibit 3.1 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002 and incorporated by reference herein.

(10)	Previously filed as Exhibit 3.3 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on May 15, 2002 and incorporated by reference herein.

(11)	Previously filed as Exhibit 3.4 to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 28, 2003 and incorporated by reference herein.

(12)	Previously filed as Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 25, 2002 and incorporated by reference herein.

(13)	Previously filed as Exhibit 10.1 to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 28, 2003 and incorporated by reference herein.

(14)	Previously filed as Exhibit 10.12 to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 28, 2003 and incorporated by reference herein.